Form 10-K
period 2004-03-31
BCTC V ASSIGNOR CORP
filed 2004-08-23
CIK 1267426

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004 or

( )   TRANSITION REPORT PERSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to _______

Commission file number        333-117657-01

BCTC V ASSIGNOR CORP.
(Exact name of registrant as specified in its charter)

Delaware	14-1897562
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

One Boston Place, Suite 2100, Boston, Massachusetts  02108
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code (617)624-8900
Securities registered pursuant to Section 12(b) of the Act:
Name of each exchange
Title of each class	on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Beneficial Assignee Certificates

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES		NO	X
	-------		-------

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.

__
|XX|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes___ No _X_

DOCUMENTS INCORPORATED BY REFERENCE

The following documents of the Fund are incorporated by reference:

Form 10-K
Parts	Document

Parts I, III	Portions of the prospectus filed as a part of Registration Statement on Form S-11 which became effective December 23, 2003, as supplemented

BCTC V ASSIGNOR CORP.

Form 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2004

TABLE OF CONTENTS

PART I

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial
Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure
Item 9A.	Controls and Procedures

PART III
Item 10.	Directors and Executive Officers of the Assignor Limited Partner
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners
and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV
Item 15.	Exhibits, Financial Statement Schedules,
and Reports on Form 8-K

Signatures

PART I

Item 1. Business

Organization

BCTC V Assignor Corp, a Delaware corporation (the "Assignor Limited Partner") was formed for the sole purpose of serving as an assignor for Boston Capital Tax Credit Fund V L.P. (the "Fund") and will not engage in any other business. Units of beneficial interest in the Limited Partnership Interest of the Assignor Limited Partner will be assigned by the Assignor Limited Partner by means of beneficial assignee certificates ("BACs") to investors and investors will be entitled to all the rights and economic benefits of a Limited Partner of the Fund including rights to a percentage of the income, gains, losses, deductions, credits and distributions of the Fund. The Assignor Limited Partner is wholly-owned by John P. Manning.

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective December 23, 2003 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 3,500,000 BACs at $10 per BAC. On April 30, 2004 an amendment to Form S-11, which registered an additional 3,000,000 BACs for sale to the public in one or more series, became effective. On August 10, 2004 an amendment to Form S-11, which registered an additional 3,500,000 BACs for sale to the public in one or more series, became effective. As of March 31, 2004, subscriptions had been received and accepted by the General Partner in Series 47 for 1,844,945 BACs representing capital contributions of $18,449,450.

The Offering, including information regarding the issuance of BACs in series, is described on pages 161 to 167 of the Prospectus, as supplemented, under the caption "The Offering", which is incorporated herein by reference.

Description of Business

The Assignor Limited Partner's sole purpose is to act as a conduit through which all of the economic and tax benefits of an investment in the Fund are passed along to the investor BAC Holders. The Assignor Limited Partner does not charge any fees for its services and has no income.

The Fund's principal business is to invest as a limited partner in other limited partnerships (the "Operating Partnerships") each of which will own or lease and will operate an Apartment Complex exclusively or partially for low- and moderate-income tenants. Each Operating Partnership in which the Fund will invest will own Apartment Complexes which are completed, newly-constructed, under construction or rehabilitation, or to-be constructed or rehabilitated, and which are expected to receive Government Assistance. Each Apartment Complex is expected to qualify for the low-income housing tax credit under Section 42 of the Code (the "Federal Housing Tax Credit"), thereby providing tax benefits over a period of ten to twelve years in the form of tax credits which investors may use to offset income, subject to certain strict limitations, from other sources. Certain Apartment Complexes may also qualify for the historic rehabilitation tax credit under Section 47 of the Code (the "Rehabilitation Tax Credit"). The Federal Housing Tax Credit and the Government Assistance programs are described on pages 83 to 94 of the Prospectus, as supplemented, under the captions "Tax Credit Programs" and "Government Assistance Programs," which is incorporated herein by reference. Section 236 (f) (ii) of the National Housing Act, as amended, in Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as Tax Credits. The payments for each tenant, which are made directly to the owner of their property, generally are in such amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income. Some of the Apartment Complexes in which the Partnership has invested are receiving such rent supplements from HUD. HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the Apartment Complex, but directly to the individuals. At this time, the Partnership is unable to predict whether Congress will continue rent supplement programs payable directly to owners of the Apartment Complex.

As of March 31, 2004, the Fund had invested in 3 Operating Partnerships on behalf of Series 47. A description of these Operating Partnerships is set forth in Item 2 herein.
The business objectives of the Fund are to:
(1)

provide current tax benefits to Investors in the form of Federal Housing Tax Credits and in limited instances, a small amount of Rehabilitation Tax Credits, which an Investor may apply, subject to certain strict limitations, against the investor's federal income tax liability from active, portfolio and passive income;

(2)

preserve and protect the Fund's capital and provide capital appreciation and cash distributions through increases in value of the Fund's investments and, to the extent applicable, equity buildup through periodic payments on the mortgage indebtedness with respect to the Apartment Complexes.

(3)	provide tax benefits in the form of passive losses which an Investor may apply to offset his passive income (if any); and
(4)

provide cash distributions (except with respect to the Fund's investment in certain Non-Profit Operating Partnerships) from Capital Transaction proceeds. The Operating Partnerships intend to hold the Apartment Complexes for appreciation in value. The Operating Partnerships may sell the Apartment Complexes after a period of time if financial conditions in the future make such sales desirable and if such sales are permitted by government restrictions.

The business objectives and investment policies of the Fund are described more fully on pages 55 to 71 of the Prospectus, as supplemented, under the caption "Investment Objectives and Acquisition Policies," which is incorporated herein by reference.

Employees

The Assignor Limited Partner does not have any employees and does not perform any services.

Item 2. Properties

The Assignor Limited Partner has no properties.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II
Item	5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

	(a)	Market Information

The Assignor Limited Partner is a corporation with 1000 shares of common stock, all of which are owned by John Manning. There will not be any established public trading market for the shares as they have not been registered under the Securities Act of 1933.

	(b)	Approximate number of security holders
As of March 31, 2004, the Assignor Limited Partner has 810 BAC holders for an aggregate of 1,844,945 BACs.
The BACs were issued in series. Series 47 consists of 810 investors holding 1,844,945 BACs at March 31, 2004.

	(c)	Dividend history and restriction
The Assignor Limited has no revenues and there will be no distributions of dividends.

Item 6. Selected Financial Data

The Assignor Limited Partner has no operational history.

Item 7.	Management's Discussion and Analysis of Financial
Condition and Results of Operations

The Assignor Limited Partner has no operational history and capital needs.
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

Item 8.	Financial Statements and Supplementary Data

The information required by this item is contained in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

None

(b) Changes in Internal Controls

None

PART III
Item 10.	Directors and Executive Officers of the Registrant

(a), (b), (c), (d) and (e)

The Assignor Limited Partner's sole shareholder and director is:

John P. Manning, age 56, is co-founder, and since 1974 has been the

President and Chief Executive Officer of Boston Capital Corporation. In

addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition

and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President's Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President's Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in

Boston where he serves as Chairman of the Distinguished Visitors Program.

He also serves as a member of the Advisory Board of the Woodrow Wilson

Institute for International Scholars in Washington D.C and on the Board of

Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning

is a graduate of Boston College.

Mr. Manning is the principal shareholder of C&M Management, Inc., a Massachusetts corporation which is the ultimate general partner of Boston Capital Tax Credit Fund V L.P. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

The Assignor Limited Partner's two officers are Mr. Manning as Principal Executive Officer and Marc N. Teal as Principal Financial Officer. Mr. Teal's biographical information is as follows:

Marc N. Teal, age 40, was promoted to Chief Financial Officer of Boston Capital Corporation in May 2003. Mr. Teal previously served as Senior Vice

President and Director of Accounting since January 2002 and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital, its affiliated entities and all Boston Capital sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and management of all working capital reserves. He also oversees Boston Capital's information and technology areas, including the strategic planning. Prior to joining Boston Capital in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.
(f)	Involvement in certain legal proceedings.

None

(g)	Promoters and control persons.

None

(h) and (i)

John P. Manning is the registrant's sole shareholder, principal executive officer and director and accordingly the registrant has no audit committee or audit committee financial committee expert and has not adopted a code of ethics. The registrant is not a listed issuer as defined in Regulation 10A-3 promulgated under the Securities Exchange Act of 1934.

Item 11.	Executive Compensation
(a), (b), (c), (d) and (e) None

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a)	Security ownership of certain beneficial owners.

As of March 31, 2004, 1,844,945 BACs had been issued. No person is known to own beneficially in excess of 5% of the outstanding BACs in any of the series.

	(b)	Security ownership of management.

100% owned by John P. Manning

	(c)	Changes in control.

None

The Assignor Limited Partner has no compensation plans under which interests are authorized for issuance.

Item 13.		Certain Relationships and Related Transactions

	(a)	Transactions with management and others.

None

	(b)	Certain business relationships.

None

	(c)	Indebtedness of management.

None

	(d)	Transactions with promoters.
Not applicable.

Item 14.		Principal Accountant Fees and Services

Fees paid to the registrant's independent auditors for Fiscal 2004 were comprised of the following:

Audit Fees $1,025

Audit-related Fees $0

Tax Fees $0

All Other Fees $0

TOTAL $1,025

The registrant has no Audit Committee. All audit services and any permitted non-audit services performed by the registrant's independent auditors are pre-approved by John P. Manning.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1 & 2	Financial Statements and Financial Statement Schedules; Filed herein as Exhibits 13 and 99.4

BCTC V Assignor Corp.; filed herein as exhibit 99.4
Independent Auditors' Report

Balance Sheet, December 31, 2003

Notes to Balance Sheet, December 31, 2003

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

(b) 1	Reports on Form 8-K

None
(c) 1	Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit No. 3 - Organization Documents.

a. Articles of Incorporation of BCTC V Assignor Corp.
(Incorporated by reference from Exhibit 3 to the Fund's Registration Statement No. 333-109898 on Form S-11 as filed with the Securities and Exchange Commission on October 22, 2003.

Exhibit No. 10 - Material contracts.

a. Beneficial Assignee Certificate. (Incorporated by reference from
Exhibit 10A to the Fund's Registration Statement No. 333-109898 on
Form S-11 as filed with the Securities and Exchange Commission on
October 22, 2003.

Exhibit No. 13 - Financial Statements.

a. Audited Financial Statement of BCTC V Assignor Corp. filed herein.

Exhibit No. 28 - Additional exhibits.

None

Exhibit No. 31 Certification 302

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 32 Certification 906
Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange
Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BCTC V Assignor Corp.

Date: August 23, 2004	By:	/s/ John P. Manning John P. Manning President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 23, 2004	/s/ John P. Manning	Director, President (Principal Executive Officer), BCTC V Assignor Corp.
John P. Manning

DATE:	SIGNATURE:	TITLE:

August 23, 2004	/s/ Marc N. Teal	(Principal Financial Officer), BCTC V Assignor Corp.
Marc N. Teal