Form 10-Q
period 2004-03-31
BCTC V ASSIGNOR CORP
filed 2005-03-10
CIK 1267426

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004 or

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number        333-104061-01

BCTC V ASSIGNOR CORP.
(Exact name of registrant as specified in its charter)

Delaware	14-1897562
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

One Boston Place, Suite 2100, Boston, Massachusetts  02108
(Address of principal executive offices)           (Zip Code)

Registrants telephone number, including area code (617)624-8900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Beneficial Assignee Certificates

(Title of Class)

Indicate by check mark whether the Fund (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Fund was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days.

YES		NO	X
	-------		-------

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 or Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-Q or any amendment to this Form 10-Q.

__
|XX|

DOCUMENTS INCORPORATED BY REFERENCE

The following documents of the Fund are incorporated by reference:

Form 10-Q
Parts	Document

Parts I, III	Form 10-Q of Boston Capital Tax Credit Fund V LP dated March 31, 2004, as supplemented

BCTC V ASSIGNOR CORP.

Form 10-Q QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2004

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements
Item 2.	Business
Item 3.	Management's Discussion and Analysis of Financial
Condition and Results of Operations
Item 4.	Evaluation of Disclosure and Procedures

PART II
Item 6	Exhibits and Reports on Form 8-K

Signatures

PART I

BCTC V Assignor Corp.

Balance Sheet

March 31, 2004

ASSETS

Investment in limited partnership (note B)	$ 100

LIABILITY AND STOCKHOLDERS' EQUITY

Subscription payable	$ 100

Stockholders' equity
Common stock - 1,000 shares authorized, issued and outstanding, $1 par value per share	1,000

Less: subscription receivable	(1,000)

$ 100

NOTE A - ORGANIZATION

BCTC V Assignor Corp. (the "Corporation") was organized on October 15, 2003 under the laws of the State of Delaware to act as the assignor limited partner of, and to acquire and hold a limited partnership interest in, Boston Capital Tax Credit Fund V L.P. (the "Limited Partnership"). The Corporation will assign units of beneficial interest in its limited partnership interest to persons who purchase Beneficial Assignee Certificates (BACs), on the basis of one unit of beneficial interest for each BAC. The Corporation will not have any interest in profits, losses or distributions on its own behalf.

NOTE B - INVESTMENT IN LIMITED PARTNERSHIP

On October 15, 2003, the Corporation was admitted as the assignor limited partner in Boston Capital Tax Credit Fund V L.P. The Limited Partnership was formed to invest in real estate by acquiring, holding, and disposing of limited partnership interests in operating partnerships which will acquire, develop, rehabilitate, operate and own newly-constructed, existing or rehabilitated low-income apartment complexes.
Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations

Business

BCTC V Assignor Corp., a Delaware corporation (the "Assignor Limited Partner") was formed for the sole purpose of serving as an assignor for Boston Capital Tax Credit Fund V L.P. (the "Fund") and will not engage in any other business. Units of beneficial interest in the Limited Partnership Interest of the Assignor Limited Partner will be assigned by the Assignor Limited Partner by means of beneficial assignee certificates ("BACs") to investors and investors will be entitled to all the rights and economic benefits of a Limited Partner of the Fund including rights to a percentage of the income, gains, losses, deductions, credits and distributions of the Fund. The Assignor Limited Partner is wholly-owned by John P. Manning.

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. As of March 31, 2004, subscriptions had been received and accepted by the General Partner in Series 47 for 1,844,945 BAC's representing capital contributions of $18,449,450.

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

The Fund's principal business is to invest as a limited partner in other limited partnerships (the "Operating Partnerships") each of which will own or lease and will operate an Apartment Complex exclusively or partially for low- and moderate-income tenants. Each Operating Partnership in which the Fund will invest will own Apartment Complexes which are completed, newly-constructed, under construction or rehabilitation, or to-be constructed or rehabilitated, and which are expected to receive Government Assistance. Each Apartment Complex is expected to qualify for the low-income housing tax credit under Section 42 of the Code (the "Federal Housing Tax Credit"), thereby providing tax benefits over a period of ten to twelve years in the form of tax credits which investors may use to offset income, subject to certain strict limitations, from other sources. Certain Apartment Complexes may also qualify for the historic rehabilitation tax credit under Section 47 of the Code (the "Rehabilitation Tax Credit"). The Federal Housing Tax Credit and the Government Assistance programs are described on pages 72 to 93 of the Prospectus, as supplemented, under the captions "Tax Credit Programs" and "Government Assistance Programs," which is incorporated herein by reference. Section 236 (f) (ii) of the National Housing Act, as amended, in Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as Tax Credits. The payments for each tenant, which are made directly to the owner of their property, generally are in such amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income. Some of the Apartment Complexes in which the Partnership has invested are receiving such rent supplements from HUD. HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the Apartment Complex, but directly to the individuals. At this time, the Partnership is unable to predict whether Congress will continue rent supplement programs payable directly to owners of the Apartment Complex.

As of March 31, 2004 the Fund had invested in 3 Operating Partnerships on behalf of Series 47. A description of these Operating Partnerships is set forth in Item 2 herein.
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

The business objectives and investment policies of the Fund are described more fully on pages 55 to 70 of the Prospectus, as supplemented, under the caption "Investment Objectives and Acquisition Policies," which is incorporated herein by reference.

The Assignor Limited Partner has no operational history and capital needs.

Employees

The Assignor Limited Partner does not have any employees and does not perform any services.

Item 3	Quantitative and Qualitative Disclosure About Market Risk

Not Applicable
Item 4	Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management Inc. carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Partnership's Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Fund required to be included in the Fund's periodic SEC filings.

	(b)	Changes in Internal Controls

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

SIGNATURES

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