Form 10-Q
period 2004-09-30
BCTC V ASSIGNOR CORP
filed 2005-03-10
CIK 1267426

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004 or

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

__
|XX|

DOCUMENTS INCORPORATED BY REFERENCE

The following documents of the Fund are incorporated by reference:

Form 10-Q
Parts	Document

Parts I, III	Form 10-Q of Boston Capital Tax Credit Fund V LP dated September 30, 2004, as supplemented

BCTC V ASSIGNOR CORP.

Form 10-Q QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2004

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements
Item 2.	Business
Item 3.	Management's Discussion and Analysis of Financial
Condition and Results of Operations
Item 4.	Evaluation of Disclosure and Procedures

PART II
Item 6	Exhibits and Reports on Form 8-K

Signatures

PART I

BCTC V Assignor Corp.

Balance Sheet

September 30, 2004

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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. As of September 30, 2004, subscriptions had been received and accepted by the Fund for 6,400,314 BAC's representing capital contributions of $64,003,135.

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

As of September 30, 2004 the Fund had invested in 12 Operating Partnerships on behalf of Series 47, 7 Operating Partnerships on behalf of Series 48, and 1 Operating Partnerships on behalf of Series 49. A description of these Operating Partnerships is set forth in Item 2 herein.
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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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