Form 10-K
period 2004-12-31
BCTC V ASSIGNOR CORP
filed 2005-03-31
CIK 1267426

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004 or

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

BCTC V ASSIGNOR CORP.

Form 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2004

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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004 an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series became effective. As of December 31, 2004, subscriptions had been received and accepted by the Fund for 9,079,604 BAC's representing capital contributions of $90,796,040.

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

As of December 31, 2004, the Fund had invested in 13 Operating Partnerships on behalf of Series 47, 11 Operating Partnerships on behalf of Series 48, and 4 Operating Partnerships on behalf of Series 49. A description of these Operating Partnerships is set forth in Item 2 herein.
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
As of Deceber 31, 2004, the Assignor Limited Partner has 4,096 BAC holders for an aggregate of 9,079,604 BACs.

The BACs were issued in series. Series 47 consists of 1,572
investors holding 3,478,334 BACs, Series 48 consists of 1,081 investors holding 2,299,372 BACs, and Series 49 consists of 1,443 investors holding 3,301,898 BACs at December 31, 2004.

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

(a), (b), (c), (d) and (e)

The Assignor Limited Partner's sole shareholder and director is:

John P. Manning, age 56, is co-founder, and since 1974 has been the President and Chief Executive Officer of Boston Capital Corporation. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President's Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President's Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He also serves on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

The Assignor Limited Partner's two officers are Mr. Manning as Principal Executive Officer and Marc N. Teal as Principal Financial Officer. Mr. Teal's biographical information is as follows:

Marc N. Teal, age 41, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital, its affiliated entities and all Boston Capital sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves. He also oversees Boston Capital's information and technology areas, including the strategic planning. Prior to joining Boston Capital in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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

As of December 31, 2004, 9,079,604 BACs had been issued. No person is known to own beneficially in excess of 5% of the outstanding BACs in any of the series.

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

BCTC V Assignor Corp.; filed herein as exhibit 13
Report of Independent Registered Public Accounting Firm

Balance Sheet, December 31, 2004

Notes to Balance Sheet, December 31, 2004

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

BCTC V Assignor Corp.

Date: March 31, 2005	By:	/s/ John P. Manning John P. Manning President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

March 31, 2005	/s/ John P. Manning	Director, President (Principal Executive Officer), BCTC V Assignor Corp.
John P. Manning

DATE:	SIGNATURE:	TITLE:

March 31, 2005	/s/ Marc N. Teal	(Principal Financial Officer), BCTC V Assignor Corp.
Marc N. Teal