Form 10-Q
period 2005-03-31
BCTC V ASSIGNOR CORP
filed 2005-05-13
CIK 1267426

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005 or

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

__
|XX|

DOCUMENTS INCORPORATED BY REFERENCE

The following documents of the Fund are incorporated by reference:

Form 10-Q
Parts	Document

Parts I, III	Form 10-Q of Boston Capital Tax Credit Fund V LP dated December 31, 2004, as supplemented

BCTC V ASSIGNOR CORP.

Form 10-Q QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2005

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements
Item 2.	Business
Item 3.	Management's Discussion and Analysis of Financial
Condition and Results of Operations
Item 4.	Evaluation of Disclosure and Procedures

PART II
Item 6	Exhibits and Reports on Form 8-K

Signatures

PART I

BCTC V Assignor Corp.

Balance Sheet

	March 31, 2005 (Unaudited)	December 31, 2004 (Audited)

ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note B)	$ 100	$ 100

	$ 100	$ 100

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES

Subscription payable	$ 100	$ 100

	100	100

PARTNERS' DEFICIT

Limited Partners
Common stock - 1,000 shares authorized, issued and outstanding, $1 par value per share	1,000	1,000
Less: subscription receivable	(1,000)	(1,000)

	$ 100	$ 100

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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004 an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series became effective. As of March 31, 2005, subscriptions had been received and accepted by the General Partner in Series 47, Series 48, and Series 49 for 10,785,967 BAC's representing capital contributions of $107,859,670.

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

As of March 31, 2005 the Fund had invested in 15 Operating Partnerships on behalf of Series 47, 10 Operating Partnerships on behalf of Series 48, and 8 Operating Partnerships on behalf of Series 49. A description of these Operating Partnerships is set forth in Item 2 herein.
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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

BCTC V Assignor Corp.

Date: May 13, 2005	By:	/s/ John P. Manning John P. Manning President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

May 13, 2005	/s/ John P. Manning	Director, President (Principal Executive Officer), BCTC V Assignor Corp.
John P. Manning

DATE:	SIGNATURE:	TITLE:

May 13, 2005	/s/ Marc N. Teal	(Principal Financial Officer), BCTC V Assignor Corp.
Marc N. Teal