Form 10-Q
period 2005-06-30
BCTC V ASSIGNOR CORP
filed 2005-08-12
CIK 1267426

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005 or

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

Indicate by check mark whether the Fund is an accelarated filer (as defined in Rule 12b-2 of the Exchange Act).

YES		NO	X
	-------		-------

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 or Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-Q or any amendment to this Form 10-Q.

__
|XX|

DOCUMENTS INCORPORATED BY REFERENCE

The following documents of the Fund are incorporated by reference:

Form 10-Q
Parts	Document

Parts I, III	Form 10-K of Boston Capital Tax Credit Fund V LP dated December 31, 2004, as supplemented

BCTC V ASSIGNOR CORP.

Form 10-Q QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2005

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements
Item 2.	Business
Item 3.	Management's Discussion and Analysis of Financial
Condition and Results of Operations
Item 4.	Evaluation of Disclosure and Procedures

PART II
Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I

BCTC V Assignor Corp.

Balance Sheet

	June 30, 2005 (Unaudited)	December 31, 2004 (Audited)

ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note B)	$ 100	$ 100

	$ 100	$ 100

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES

Subscription payable	$ 100	$ 100

	100	100

PARTNERS' DEFICIT

Limited Partners
Common stock - 1,000 shares authorized, issued and outstanding, $1 par value per share	1,000	1,000
Less: subscription receivable	(1,000)	(1,000)

	$ 100	$ 100

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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004 an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series became effective. As of June 30, 2005, subscriptions had been received and accepted by the Fund for 11,777,655 BAC's representing capital contributions of $117,776,551.

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

As of June 30, 2005 the Fund had invested in 15 Operating Partnerships on behalf of Series 47, 10 Operating Partnerships on behalf of Series 48, and 12 Operating Partnerships on behalf of Series 49. A description of these Operating Partnerships is set forth in Item 2 herein.
The business objectives of the Fund are to:
(1)

provide current tax benefits to Investors in the form of Federal Housing Tax Credits and in limited instances, a small amount of Rehabilitation Tax Credits, which an Investor may apply, subject to certain strict limitations, against the investor's federal income tax liability from active, portfolio and passive income;

(2)

preserve and protect the Fund's capital and provide capital appreciation and cash distributions through increases in value of the Fund's investments and, to the extent applicable, equity buildup through periodic payments on the mortgage indebtedness with respect to the Apartment Complexes;

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

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management Inc., carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Partnership's Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Fund required to be included in the Fund's periodic SEC filings.

	(b)	Changes in Internal Controls

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

BCTC V Assignor Corp.

Date: August 12, 2005	By:	/s/ John P. Manning John P. Manning President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 12, 2005	/s/ John P. Manning	Director, President (Principal Executive Officer), BCTC V Assignor Corp.
John P. Manning

DATE:	SIGNATURE:	TITLE:

August 12, 2005	/s/ Marc N. Teal	(Principal Financial Officer), BCTC V Assignor Corp.
Marc N. Teal