Form 10-Q
period 2005-09-30
BCTC V ASSIGNOR CORP
filed 2005-11-18
CIK 1267426

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005 or

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

YES	NO	X

Indicate by check mark whether the Fund is an accelarated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	X	NO

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 or Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-Q or any amendment to this Form 10-Q.

__
|XX|

DOCUMENTS INCORPORATED BY REFERENCE

The following documents of the Fund are incorporated by reference:

Form 10-Q
Parts	Document

Parts I, III	Form 10-K of BCTC V Assignor Corp. dated December 31, 2004, as supplemented

BCTC V ASSIGNOR CORP.

Form 10-Q QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2005

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements
Item 2.	Business
Item 3.	Management's Discussion and Analysis of Financial
Condition and Results of Operations
Item 4.	Evaluation of Disclosure and Procedures

PART II
Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I

BCTC V Assignor Corp.

Balance Sheet

	September 30, 2005 (Unaudited)	December 31, 2004 (Audited)

ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note B)	$ 100	$ 100

	$ 100	$ 100

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES

Subscription payable	$ 100	$ 100

	100	100

PARTNERS' DEFICIT

Limited Partners
Common stock - 1,000 shares authorized, issued and outstanding, $1 par value per share	1,000	1,000
Less: subscription receivable	(1,000)	(1,000)

	$ 100	$ 100

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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004 an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series became effective. As of September 30, 2005, subscriptions had been received and accepted by the Fund for 11,777,655 BAC's representing capital contributions of $117,776,551.

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

As of September 30, 2005 the Fund had invested in 15 Operating Partnerships on behalf of Series 47, 10 Operating Partnerships on behalf of Series 48, and 15 Operating Partnerships on behalf of Series 49. A description of these Operating Partnerships is set forth in Item 2 herein.
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

There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

BCTC V Assignor Corp.

Date: November 18, 2005	By:	/s/ John P. Manning John P. Manning President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 18, 2005	/s/ John P. Manning	Director, President (Principal Executive Officer), BCTC V Assignor Corp.
John P. Manning

DATE:	SIGNATURE:	TITLE:

November 18, 2005	/s/ Marc N. Teal	(Principal Financial Officer), BCTC V Assignor Corp.
Marc N. Teal