Form 10-K
period 2005-12-31
BCTC V ASSIGNOR CORP
filed 2006-04-03
CIK 1267426

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005 or

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

Beneficial Assignee Certificates

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	X	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer[ ] Accelerated filer[ ] Non-accelerated filer[ X ]

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

BCTC V ASSIGNOR CORP.

Form 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2005

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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004 an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series became effective. As of December 31, 2005, subscriptions had been received and accepted by the Fund for 11,777,706 BAC's representing capital contributions of $117,777,060.

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

As of December 31, 2005, the Fund had invested in 15 Operating Partnerships on behalf of Series 47, 10 Operating Partnerships on behalf of Series 48, and 17 Operating Partnerships on behalf of Series 49.

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
As of December 31, 2005, the Assignor Limited Partner has 5,316 BAC holders for an aggregate of 11,777,706 BACs.

The BACs were issued in series. Series 47 consists of 1,574
investors holding 3,478,334 BACs, Series 48 consists of 1,080 investors holding 2,299,372 BACs, and Series 49 consists of 2,662 investors holding 6,000,000 BACs at December 31, 2005.

	(c)	Dividend history and restriction
The Assignor Limited Partner has no revenues and there will be no distributions of dividends.

Item 6. Selected Financial Data

The Assignor Limited Partner has no operational history.
Item 7.	Management's Discussion and Analysis of Financial
Condition and Results of Operations

The Assignor Limited Partner has no operational history and capital needs.
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

Item 8.	Financial Statements and Supplementary Data

The information required by this item is contained in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

None

(b) Changes in Internal Controls

None

PART III
Item 10.	Directors and Executive Officers of the Registrant

(a), (b), (c), (d) and (e)

The Assignor Limited Partner's sole shareholder and director is:

John P. Manning, age 57, is co-founder, and since 1974 has been the President and Chief Executive Officer of Boston Capital Corporation, the general partner of Boston Capital Holdings Limited Partnership (''Boston Capital'') which owns 100% of our advisor and 66.66% of the dealer-manager. As founding CEO of Boston Capital Corporation, Mr. Manning's primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1989 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. From 1992-1993 he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1994, President Clinton appointed him to the President's Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President's Export Council, the premier committee comprised of major corporate CEOs that advise the President in matters of foreign trade and commerce. In 2003, Mr. Manning was appointed by Boston Mayor Tom Menino to the Mayor's Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston, where he serves as Chairman of the Distinguished Visitors Program. He also serves on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Marc N. Teal, age 42, has been Senior Vice President and Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. In his current role as Chief Financial Officer, he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital, its affiliated entities and all Boston Capital sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves. He also oversees Boston Capital's information and technology areas, including the strategic planning. Mr. Teal has more than 18 years of finance and accounting experience. Prior to joining Boston Capital in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science in Accountancy from Bentley College and received a Masters in Finance from Suffolk University.

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

As of December 31, 2005, 11,777,706 BACs had been issued. No person is known to own beneficially in excess of 5% of the outstanding BACs in any of the series.

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

Fees paid to the registrant's independent auditors for Fiscal 2005 were comprised of the following:

Audit Fees $1,700

Audit-related Fees -

Tax Fees -

All Other Fees -

TOTAL $1,700

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

Balance Sheet, December 31, 2005

Notes to Balance Sheet, December 31, 2005

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

Exhibit No. 3 - Organization Documents.

a. Articles of Incorporation of BCTC V Assignor Corp.
(Incorporated by reference from Exhibit 3 to the Fund's Registration Statement No. 333-109898 on Form S-11 as filed with the Securities and Exchange Commission on October 22, 2003.)

Exhibit No. 10 - Material contracts.

a. Beneficial Assignee Certificate. (Incorporated by reference from
Exhibit 10A to the Fund's Registration Statement No. 333-109898 on
Form S-11 as filed with the Securities and Exchange Commission on
October 22, 2003.)

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

BCTC V Assignor Corp.

Date: March 31, 2006	By:	/s/ John P. Manning John P. Manning President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

March 31, 2006	/s/ John P. Manning	Director, President (Principal Executive Officer), BCTC V Assignor Corp.
John P. Manning

DATE:	SIGNATURE:	TITLE:

March 31, 2006	/s/ Marc N. Teal	(Principal Financial Officer), BCTC V Assignor Corp.
Marc N. Teal