Form 10-Q
period 2006-06-30
BCTC V ASSIGNOR CORP
filed 2006-08-14
CIK 1267426

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006 or

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

Yes [ X ] No [ ]

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

Yes [ X ] No [ ]

DOCUMENTS INCORPORATED BY REFERENCE

The following documents of the Fund are incorporated by reference:

Form 10-Q
Parts	Document

Parts I, II	Form 10-K of BCTC V Assignor Corp. dated December 31, 2005, as supplemented

BCTC V ASSIGNOR CORP.

Form 10-Q QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2006

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations
Item 3.	Quantitative and Qualitatative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II
Item 5.	Exhibits

Signatures

PART I

BCTC V Assignor Corp.

Balance Sheet

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)

ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note B)	$ 100	$ 100

	$ 100	$ 100

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES

Subscription payable	$ 100	$ 100

	100	100

PARTNERS' DEFICIT

Limited Partners
Common stock - 1,000 shares authorized, issued and outstanding, $1 par value per share (Note A)	1,000	1,000
Less: subscription receivable	(1,000)	(1,000)

	$ 100	$ 100

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

NOTE B - INVESTMENT IN LIMITED PARTNERSHIP

On October 15, 2003, the Corporation was admitted as the assignor limited partner in the Limited Partnership. The Limited Partnership was formed to invest in real estate by acquiring, holding, and disposing of limited partnership interests in operating partnerships which will acquire, develop, rehabilitate, operate and own newly-constructed, existing or rehabilitated low-income apartment complexes.
Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations

Business

The Corporation was formed for the sole purpose of serving as an assignor for the Limited Partnership and will not engage in any other business. Units of beneficial interest in the Limited Partnership Interest of the Corporation will be assigned by the Corporation by means of BACs to investors and investors will be entitled to all the rights and economic benefits of a limited partner of the Limited Partnership, including rights to a percentage of the income, gains, losses, deductions, credits and distributions of the Fund. The Corporation is wholly-owned by John P. Manning.

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004 an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series became effective. As of June 30, 2006, subscriptions had been received and accepted by the general partner of the Limited Partnership for 11,777,655 BAC's representing capital contributions of $117,776,551.

The Offering, including information regarding the issuance of BACs in series, is described on pages 161 to 167 of the Prospectus, as supplemented, under the caption "The Offering", which is incorporated herein by reference.

Description of Business

The Corporation's sole purpose is to act as a conduit through which all of the economic and tax benefits of an investment in the Limited Partnership are passed along to the investor holders. The Corporation does not charge any fees for its services and has no income.

The Limited Partnership's principal business is to invest as a limited partner in other limited partnerships (the "Operating Partnerships"), each of which will own or lease and will operate an apartment complex exclusively or partially for low- and moderate-income tenants. Each Operating Partnership in which the Limited Partnership invests will own apartment complexes which are completed, newly-constructed, under construction or rehabilitation, or to-be constructed or rehabilitated, and which are expected to receive government assistance. Each apartment complex is expected to qualify for the low-income housing tax credit under Section 42 of the Internal Revenue Code of 1986, as amended (the"Code")(the "Federal Housing Tax Credit"), and provide tax benefits over a period of ten to twelve years in the form of tax credits which investors may use to offset income, subject to strict limitations, from other sources. Some apartment complexes may also qualify for the historic rehabilitation tax credit under Section 47 of the Code (the "Rehabilitation Tax Credit"). The Federal Housing Tax Credit and the Government Assistance programs are described on pages 72 to 93 of the Prospectus, as supplemented, under the captions "Tax Credit Programs" and "Government Assistance Programs," which are incorporated herein by reference. Section 236 (f) (ii) of the National Housing Act, as amended, and Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as Tax Credits. The payments for each tenant, which are made directly to the owner of their property, generally are in amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income. Some of the apartment complexes in which the Limited Partnership has invested are receiving rent supplements from HUD. HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the apartment complex, but directly to the individuals. At this time, the Limited Partnership is unable to predict whether Congress will continue rent supplement programs payable directly to owners of the apartment complex.

As of June 30, 2006 the Limited Partnership had invested in 15 Operating Partnerships on behalf of Series 47, 10 Operating Partnerships on behalf of Series 48, and 22 Operating Partnerships on behalf of Series 49. A description of these Operating Partnerships is set forth in Item 2 herein.
The business objectives of the Limited Partnership are to:
(1)

provide current tax benefits to investors in the form of Federal Housing Tax Credits and, in limited instances, a small amount of Rehabilitation Tax Credits, which an investor may apply, subject to strict limitations, against the investor's federal income tax liability from active, portfolio and passive income;

(2)

preserve and protect the Limited Partnership's capital and provide capital appreciation and cash distributions through increases in value of the Limited Partnership's investments and, to the extent applicable, equity buildup through periodic payments on the mortgage indebtedness with respect to the apartment complexes;

(3)	provide tax benefits in the form of passive losses which an investor may apply to offset his passive income (if any); and
(4)

provide cash distributions (except with respect to the Limited Parthership's investment in non-profit Operating Partnerships) from capital transaction proceeds. The Operating Partnerships intend to hold the apartment complexes for appreciation in value. The Operating Partnerships may sell the Apartment Complexes after a period of time if financial conditions in the future make sales desirable and if sales are permitted by government restrictions.

The business objectives and investment policies of the Limited Partnership are described more fully on pages 55 to 70 of the Prospectus, as supplemented, under the caption "Investment Objectives and Acquisition Policies," which is incorporated herein by reference.

The Corporation has no operational history and capital needs.

Employees

The Corporation does not have any employees and does not perform any services.

Item 3	Quantitative and Qualitative Disclosure About Market Risk

Not Applicable
Item 4	Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Limited Partnership's General Partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management Inc., carried out an evaluation of the effectiveness of the Limited Partnership's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Limited Partnership's Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Limited Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

	(b)	Changes in Internal Controls

There were no changes in the Limited Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, the Limited Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

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

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BCTC V Assignor Corp.

Date: August 14, 2006	By:	/s/ John P. Manning John P. Manning President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 14, 2006	/s/ John P. Manning	Director, President (Principal Executive Officer), BCTC V Assignor Corp.
John P. Manning

DATE:	SIGNATURE:	TITLE:

August 14, 2006	/s/ Marc N. Teal	(Principal Financial Officer), BCTC V Assignor Corp.
Marc N. Teal