Form 10-Q
period 2006-09-30
BCTC V ASSIGNOR CORP
filed 2006-11-14
CIK 1267426

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006 or

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

BCTC V ASSIGNOR CORP.

Form 10-Q QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2006

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations

Item 3.	Quantitative and Qualitatative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Item 1. Legal Proceedings

Item 1A.	Item 1A. Risk Factors

Item 2.	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Item 3. Defaults Upon Senior Securities

Item 4.	Item 4. Submission of Matters to a Vote of Security Holders

Item 5.	Item 5. Other Information

Item 6.	Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I

BCTC V Assignor Corp.

Balance Sheet

	September 30, 2006 (Unaudited)	December 31, 2005 (Audited)

ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note B)	$ 100	$ 100

	$ 100	$ 100

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES

Subscription payable	$ 100	$ 100

	100	100

PARTNERS' DEFICIT

Limited Partners
Common stock - 1,000 shares authorized, issued and outstanding, $1 par value per share (Note A)	1,000	1,000
Less: subscription receivable	(1,000)	(1,000)

	$ 100	$ 100

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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004 an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series became effective. As of September 30, 2006, subscriptions had been received and accepted by the general partner of the Limited Partnership for 11,777,655 BAC's representing capital contributions of $117,776,551.

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

The Limited Partnership's principal business is to invest as a limited partner in other limited partnerships (the "Operating Partnerships"), each of which will own or lease and will operate an apartment complex exclusively or partially for low- and moderate-income tenants. Each Operating Partnership in which the Limited Partnership invests will own apartment complexes which are completed, newly-constructed, under construction or rehabilitation, or to-be constructed or rehabilitated, and which are expected to receive government assistance. Each apartment complex is expected to qualify for the low-income housing tax credit under Section 42 of the Internal Revenue Code of 1986, as amended (the "Code")(the "Federal Housing Tax Credit"), and provide tax benefits over a period of ten to twelve years in the form of tax credits which investors may use to offset income, subject to strict limitations, from other sources. Some apartment complexes may also qualify for the historic rehabilitation tax credit under Section 47 of the Code (the "Rehabilitation Tax Credit"). The Federal Housing Tax Credit and the Government Assistance programs are described on pages 72 to 93 of the Prospectus, as supplemented, under the captions "Tax Credit Programs" and "Government Assistance Programs," which are incorporated herein by reference. Section 236 (f) (ii) of the National Housing Act, as amended, and Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as Tax Credits. The payments for each tenant, which are made directly to the owner of their property, generally are in amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income. Some of the apartment complexes in which the Limited Partnership has invested are receiving rent supplements from HUD. HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the apartment complex, but directly to the individuals. At this time, the Limited Partnership is unable to predict whether Congress will continue rent supplement programs payable directly to owners of the apartment complex.

As of September 30, 2006 the Limited Partnership had invested in 15 Operating Partnerships on behalf of Series 47, 11 Operating Partnerships on behalf of Series 48, and 22 Operating Partnerships on behalf of Series 49. A description of these Operating Partnerships is set forth in Item 2 herein.
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

There were no changes in the Limited Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, the Limited Partnership's internal control over financial reporting.

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

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BCTC V Assignor Corp.

Date: November 14, 2006	By:	/s/ John P. Manning John P. Manning President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 14, 2006	/s/ John P. Manning	Director, President (Principal Executive Officer), BCTC V Assignor Corp.
John P. Manning

DATE:	SIGNATURE:	TITLE:

November 14, 2006	/s/ Marc N. Teal	(Principal Financial Officer), BCTC V Assignor Corp.
Marc N. Teal