Form 10-K
period 2006-12-31
BCTC V ASSIGNOR CORP
filed 2007-03-20
CIK 1267426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006 or

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

BCTC V ASSIGNOR CORP.

Form 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2006

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
and Reports on Form 8-K

Signatures

PART I

Item 1. Business

Organization

BCTC V Assignor Corp, a Delaware corporation (the "Assignor Limited Partner") was formed for the sole purpose of serving as an assignor for Boston Capital Tax Credit Fund V L.P. (the "Fund") and will not engage in any other business. Units of beneficial interest in the limited partnership interest of the Assignor Limited Partner will be assigned by the Assignor Limited Partner by means of beneficial assignee certificates ("BACs") to investors and investors will be entitled to all the rights and economic benefits of a limited partner of the Fund, including rights to a percentage of the income, gains, losses, deductions, credits and distributions of the Fund. The Assignor Limited Partner is wholly-owned by John P. Manning.

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004 an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series became effective. As of December 31, 2006, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

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

The Fund's principal business is to invest as a limited partner in other limited partnerships (the "Operating Partnerships") each of which will own or lease and will operate an apartment complex exclusively or partially for low- and moderate-income tenants. Each Operating Partnership in which the Fund will invest will own apartment complexes which are completed, newly-constructed, under construction or rehabilitation, or to-be constructed or rehabilitated, and which are expected to receive government assistance. Each apartment complex is expected to qualify for the low-income housing tax credit under Section 42 of the Code (the "Federal Housing Tax Credit"), providing tax benefits over a period of ten to twelve years in the form of tax credits which investors may use to offset income, subject to strict limitations, from other sources. Some apartment complexes may also qualify for the historic rehabilitation tax credit under Section 47 of the Code (the "Rehabilitation Tax Credit"). The Federal Housing Tax Credit and the Government Assistance programs are described on pages 83 to 94 of the Prospectus, as supplemented, under the captions "Tax Credit Programs" and "Government Assistance Programs," which is incorporated herein by reference. Section 236 (f) (ii) of the National Housing Act, as amended, and Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by The Department of Housing and Urban Development ("HUD") of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as tax credits. The payments for each tenant, which are made directly to the owner of their property, generally are in such amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income. Some of the apartment complexes in which the Fund has invested are receiving rent supplements from HUD. HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the apartment complex, but directly to the individuals. At this time, the Fund is unable to predict whether Congress will continue rent supplement programs payable directly to owners of the apartment complex.

As of December 31, 2006, the Fund had invested in 15 Operating Partnerships on behalf of Series 47, 11 Operating Partnerships on behalf of Series 48, and 24 Operating Partnerships on behalf of Series 49.

The business objectives of the Fund are to:
(1)

provide current tax benefits to investors in the form of Federal Housing Tax Credits and in, limited instances, a small amount of Rehabilitation Tax Credits, which an investor may apply, subject to strict limitations, against the investor's federal income tax liability from active, portfolio and passive income;

(2)

preserve and protect the Fund's capital and provide capital appreciation and cash distributions through increases in value of the Fund's investments and, to the extent applicable, equity buildup through periodic payments on the mortgage indebtedness with respect to the apartment complexes;

(3)	provide tax benefits in the form of passive losses which an investor may apply to offset his passive income (if any); and
(4)

provide cash distributions (except with respect to the Fund's investment in various non-profit Operating Partnerships) from capital transaction proceeds. The Operating Partnerships intend to hold the apartment complexes for appreciation in value. The Operating Partnerships may sell the apartment complexes after a period of time if financial conditions in the future make such sales desirable and if such sales are permitted by government restrictions.

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
As of December 31, 2006, the Fund has 5,336 BAC holders for an aggregate of 11,777,706 BACs.

The BACs were issued in series. Series 47 consists of 1,587
investors holding 3,478,334 BACs, Series 48 consists of 1,082 investors holding 2,299,372 BACs, and Series 49 consists of 2,667 investors holding 6,000,000 BACs at December 31, 2006.

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

(a), (b), (c), (d) and (e)

The Assignor Limited Partner's sole shareholder and director is:

John P. Manning, age 58, is co-founder, and since 1974 has been the President and Chief Executive Officer of Boston Capital Corporation, the general partner of Boston Capital Holdings Limited Partnership (Boston Capital) which owns 100% of our advisor and 66.66% of the dealer-manager. As founding CEO of Boston Capital, Mr. Manning's primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital, Mr. Manning is a proactive leader in the multi-family real estate industry. He served in 1989 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. From 1992-1993 he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1994, President Clinton appointed him to the President's Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President's Export Council, the premier committee comprised of major corporate CEOs that advise the President in matters of foreign trade and commerce. In 2003, Mr. Manning was appointed by Boston Mayor Tom Menino to the Mayor's Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston, where he serves as Chairman of the Distinguished Visitors Program. He also serves on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Marc N. Teal, age 43, has been Senior Vice President and Chief Financial Officer of Boston Capital since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. In his current role as Chief Financial Officer, he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital, its affiliated entities and all Boston Capital sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital and treasury management of all working capital reserves. He also oversees Boston Capital's information and technology areas, including the strategic planning. Mr. Teal has more than 18 years of finance and accounting experience. Prior to joining Boston Capital in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science in Accountancy from Bentley College and received a Masters in Finance from Suffolk University.

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

As of December 31, 2006, 11,777,706 BACs had been issued. No person is known to own beneficially in excess of 5% of the outstanding BACs in any of the series.

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

Fees paid to the registrant's independent auditors for Fiscal 2006 were comprised of the following:

Audit Fees $2,000

Audit-related Fees -

Tax Fees -

All Other Fees -

TOTAL $2,000

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

Balance Sheet, December 31, 2006

Notes to Balance Sheet, December 31, 2006

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

BCTC V Assignor Corp.

Date: March 20, 2007	By:	/s/ John P. Manning John P. Manning President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

March 20, 2007	/s/ John P. Manning	Director, President (Principal Executive Officer), BCTC V Assignor Corp.
John P. Manning

DATE:	SIGNATURE:	TITLE:

March 20, 2007	/s/ Marc N. Teal	(Principal Financial Officer), BCTC V Assignor Corp.
Marc N. Teal