Form 10-Q
period 2007-09-30
BCTC V ASSIGNOR CORP
filed 2007-11-14
CIK 1267426

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007 or

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

BCTC V ASSIGNOR CORP.

Form 10-Q QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2007

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

Signatures

PART I

BCTC V Assignor Corp.

Balance Sheet

	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)

ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note B)	$ 100	$ 100

	$ 100	$ 100

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Subscription payable	$ 100	$ 100

	100	100

Stockholders' equity
Common stock - 1,000 shares authorized, issued and outstanding, $1 par value per share (Note A)	1,000	1,000
Less: subscription receivable	(1,000)	(1,000)

	$ 100	$ 100

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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004 an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series became effective. As of September 30, 2007, subscriptions had been received and accepted by the general partner of the Limited Partnership for 11,777,706 BAC's representing capital contributions of $117,777,060.

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

As of September 30, 2007 the Limited Partnership had invested in 15 Operating Partnerships on behalf of Series 47, 11 Operating Partnerships on behalf of Series 48, and 24 Operating Partnerships on behalf of Series 49. A description of these Operating Partnerships is set forth in Item 2 herein.
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

There were no changes in the Limited Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Limited Partnership's internal control over financial reporting.

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

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BCTC V Assignor Corp.

Date: November 14, 2007	By:	/s/ John P. Manning John P. Manning President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 14, 2007	/s/ John P. Manning	Director, President (Principal Executive Officer), BCTC V Assignor Corp.
John P. Manning

DATE:	SIGNATURE:	TITLE:

November 14, 2007	/s/ Marc N. Teal	(Principal Financial Officer), BCTC V Assignor Corp.
Marc N. Teal