Form 10-Q
period 2008-03-31
BCTC V ASSIGNOR CORP
filed 2008-05-14
CIK 1267426

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008 or

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

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No 

DOCUMENTS INCORPORATED BY REFERENCE

The following documents of the Fund are incorporated by reference:

Form 10-Q
Parts	Document

Parts I, II	Form 10-K of BCTC V Assignor Corp. dated December 31, 2007, as supplemented

BCTC V ASSIGNOR CORP.

Form 10-Q QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2008

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

Signatures

PART I

BCTC V Assignor Corp.

Balance Sheets

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)

ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note B)	$ 100	$ 100

	$ 100	$ 100

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Subscription payable	$ 100	$ 100

	100	100

Stockholder's equity
Common stock - 1,000 shares authorized, issued and outstanding, $1 par value per share (Note A)	1,000	1,000
Less: subscription receivable	(1,000)	(1,000)

	$ 100	$ 100

NOTE A - ORGANIZATION

BCTC V Assignor Corp. (the "Corporation") was organized on October 15, 2003 under the laws of the State of Delaware to act as the assignor limited partner of, and to acquire and hold a limited partnership interest in, Boston Capital Tax Credit Fund V L.P. (the "Limited Partnership"). The Corporation will assign units of beneficial interest in its limited partnership interest to persons who purchase Beneficial Assignee Certificates "BACs", on the basis of one unit of beneficial interest for each BAC. The Corporation will not have any interest in profits, losses or distributions on its own behalf.

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
Condition and Results of Operations

Business

The Corporation was formed for the sole purpose of serving as an assignor for the Limited Partnership and will not engage in any other business. Units of beneficial interest in the Limited Partnership interest of the Corporation will be assigned by the Corporation by means of BACs to investors and investors will be entitled to all the rights and economic benefits of a limited partner of the Limited Partnership, including rights to a percentage of the income, gains, losses, deductions, credits and distributions of the Limited Partnership. The Corporation is wholly-owned by John P. Manning.

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004 an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of March 31, 2008, subscriptions had been received and accepted by the general partner of the Limited Partnership for 11,777,706 BACs representing capital contributions of $117,777,060.

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

As of March 31, 2008 the Limited Partnership had invested in 15 Operating Partnerships on behalf of Series 47, 11 Operating Partnerships on behalf of Series 48, and 24 Operating Partnerships on behalf of Series 49. A description of these Operating Partnerships is set forth in Item 2 herein.
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

There were no changes in the Limited Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Limited Partnership's internal control over financial reporting.

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

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BCTC V Assignor Corp.

Date: May 14, 2008	By:	/s/ John P. Manning John P. Manning President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

May 14, 2008	/s/ John P. Manning	Director, President (Principal Executive Officer), BCTC V Assignor Corp.
John P. Manning

DATE:	SIGNATURE:	TITLE:

May 14, 2008	/s/ Marc N. Teal	(Principal Financial Officer), BCTC V Assignor Corp.
Marc N. Teal