Form 10-Q
period 2008-06-30
BCTC V ASSIGNOR CORP
filed 2008-08-14
CIK 1267426

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008 or

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

BCTC V ASSIGNOR CORP.

Form 10-Q QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2008

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations

Item 3.	Quantitative and Qualitatative Disclosures about Market Risk

Item 4T.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Item 1. Legal Proceedings

Item 1A.	Item 1A. Risk Factors

Item 2.	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Item 3. Defaults Upon Senior Securities

Item 4.	Item 4. Submission of Matters to a Vote of Security Holders

Item 5.	Item 5. Other Information

Item 6.	Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I

BCTC V Assignor Corp.

Balance Sheets

	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)

ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note B)	$ 100	$ 100

	$ 100	$ 100

LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES

Subscription payable	$ 100	$ 100

	100	100

Stockholder's equity
Common stock - 1,000 shares authorized, issued and outstanding, $1 par value per share (Note A)	1,000	1,000
Less: subscription receivable	(1,000)	(1,000)

	$ 100	$ 100

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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004 an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of June 30, 2008, subscriptions had been received and accepted by the general partner of the Limited Partnership for 11,777,706 BACs representing capital contributions of $117,777,060.

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

As of June 30, 2008 the Limited Partnership had invested in 15 Operating Partnerships on behalf of Series 47, 11 Operating Partnerships on behalf of Series 48, and 24 Operating Partnerships on behalf of Series 49. A description of these Operating Partnerships is set forth in Item 2 herein.
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

(3)	provide tax benefits in the form of passive losses which an investor may apply to offset his passive income (if any); and
(4)

provide cash distributions (except with respect to the Limited Partnership's investment in non-profit Operating Partnerships) from capital transaction proceeds. The Operating Partnerships intend to hold the apartment complexes for appreciation in value. The Operating Partnerships may sell the apartment complexes after a period of time if financial conditions in the future make sales desirable and if sales are permitted by government restrictions.

The business objectives and investment policies of the Limited Partnership are described more fully on pages 55 to 70 of the Prospectus, as supplemented, under the caption "Investment Objectives and Acquisition Policies," which is incorporated herein by reference.

The Corporation has no operational history and capital needs.

Employees

The Corporation does not have any employees and does not perform any services.

Item 3	Quantitative and Qualitative Disclosure About Market Risk

Not Applicable
Item 4T	Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Fund's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management Inc., carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined in under the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Fund's Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Fund's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Fund's management, including the Fund's Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

	(b)	Changes in Internal Controls

There were no changes in the Limited Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Limited Partnership's internal control over financial reporting.

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

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BCTC V Assignor Corp.

Date: August 14, 2008	By:	/s/ John P. Manning John P. Manning President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 14, 2008	/s/ John P. Manning	Director, President (Principal Executive Officer), BCTC V Assignor Corp.
John P. Manning

DATE:	SIGNATURE:	TITLE:

August 14, 2008	/s/ Marc N. Teal	(Principal Financial Officer), BCTC V Assignor Corp.
Marc N. Teal