Form 10-Q
period 2008-09-30
BCTC V ASSIGNOR CORP
filed 2008-11-14
CIK 1267426

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008 or

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

The following documents of the Corporation are incorporated by reference:

Form 10-Q
Parts	Document

Parts I, II	Form 10-K of BCTC V Assignor Corp. dated December 31, 2007, as supplemented

BCTC V ASSIGNOR CORP.

Form 10-Q QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2008

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

Signatures

PART I

BCTC V Assignor Corp.

Balance Sheets

	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)

ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note B)	$ 100	$ 100

	$ 100	$ 100

LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES

Subscription payable	$ 100	$ 100

	100	100

Stockholder's equity
Common stock - 1,000 shares authorized, issued and outstanding, $1 par value per share (Note A)	1,000	1,000
Less: subscription receivable	(1,000)	(1,000)

	$ 100	$ 100

NOTE A - ORGANIZATION

BCTC V Assignor Corp. (the "Corporation") was organized on October 15, 2003 under the laws of the State of Delaware to act as the assignor limited partner of, and to acquire and hold a limited partnership interest in, Boston Capital Tax Credit Fund V L.P. (the "Limited Partnership"). The Corporation will assign units of beneficial interest in its limited partnership interest to persons who purchase Beneficial Assignee Certificates ("BACs"), on the basis of one unit of beneficial interest for each BAC. The Corporation will not have any interest in profits, losses or distributions on its own behalf.

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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004 an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of September 30, 2008, subscriptions had been received and accepted by the general partner of the Limited Partnership for 11,777,706 BACs representing capital contributions of $117,777,060.

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

As of September 30, 2008 the Limited Partnership had invested in 15 Operating Partnerships on behalf of Series 47, 11 Operating Partnerships on behalf of Series 48, and 24 Operating Partnerships on behalf of Series 49. A description of these Operating Partnerships is set forth in Item 2 herein.
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

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Corporation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management Inc., carried out an evaluation of the effectiveness of the Corporation's "disclosure controls and procedures" as defined in under the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Corporation's Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Corporation's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Corporation's management, including the Corporation's Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

	(b)	Changes in Internal Controls

There were no changes in the Corporation's internal control over financial reporting that occurred during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BCTC V Assignor Corp.

Date: November 14, 2008	By:	/s/ John P. Manning John P. Manning President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 14, 2008	/s/ John P. Manning	Director, President (Principal Executive Officer), BCTC V Assignor Corp.
John P. Manning

DATE:	SIGNATURE:	TITLE:

November 14, 2008	/s/ Marc N. Teal	(Principal Financial Officer), BCTC V Assignor Corp.
Marc N. Teal