Form 10-K
period 2009-12-31
BCTC V ASSIGNOR CORP
filed 2010-03-26
CIK 1267426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009 or

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. |XX|

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

BCTC V ASSIGNOR CORP.

Form 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2009

TABLE OF CONTENTS

PART I

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	(Reserved)

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial
Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure
Item 9A.	Controls and Procedures

PART III
Item 10.	Directors and Executive Officers of the Assignor Limited Partner
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners
and Management
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

PART IV
Item 15.	Exhibits and Financial Statement Schedules

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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004 an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series became effective. As of December 31, 2009, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

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

As of December 31, 2009, the Fund had invested in 15 Operating Partnerships on behalf of Series 47, 11 Operating Partnerships on behalf of Series 48, and 24 Operating Partnerships on behalf of Series 49.

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

Item 4. (Reserved)

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
As of December 31, 2009, the Fund has 5,247 BAC holders for an aggregate of 11,777,706 BACs.

The BACs were issued in series. Series 47 consists of 1,581
investors holding 3,478,334 BACs, Series 48 consists of 1,058 investors holding 2,299,372 BACs, and Series 49 consists of 2,608 investors holding 6,000,000 BACs at December 31, 2009.

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

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Assignor Limited Partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the Assignor Limited Partner's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Assignor Limited Partner's Principal Executive Officer and Principal Financial Officer have concluded that as of and for the year ended December 31, 2009, the Assignor Limited Partner's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Assignor Limited Partner required to be included in the Assignor Limited Partner's periodic SEC filings.

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

The Assignor Limited Partner's management, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of the Assignor Limited Partner's internal controls and procedures over financial reporting as of December 31, 2009. In making this assessment, the Assignor Limited Partner's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of December 31, 2009, the Assignor Limited Partner's internal control over financial reporting was effective.

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

There were no changes in the Corporation's internal control over financial reporting that occurred during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART III
Item 10.	Directors and Executive Officers of the Registrant

(a), (b), (c), (d) and (e)

The Assignor Limited Partner's sole shareholder and director, and its executive officers are:

John P. Manning, age 61, is co-founder, and since 1974 has been the President and Chief Executive Officer of Boston Capital Corporation, the general partner of Boston Capital Holdings Limited Partnership (Boston Capital) which owns 100% of our advisor and 66.66% of the dealer-manager. As founding CEO of Boston Capital, Mr. Manning's primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital, Mr. Manning is a proactive leader in the multi-family real estate industry. He served in 1989 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. From 1992-1993 he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1994, President Clinton appointed him to the President's Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President's Export Council, the premier committee comprised of major corporate CEOs that advise the President in matters of foreign trade and commerce. In 2003, Mr. Manning was appointed by Boston Mayor Tom Menino to the Mayor's Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston, where he serves as Chairman of the Distinguished Visitors Program. He also serves on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Marc N. Teal, age 46, has been Senior Vice President and Chief Financial Officer of Boston Capital since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. In his current role as Chief Financial Officer, he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital, its affiliated entities and all Boston Capital sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital and treasury management of all working capital reserves. He also oversees Boston Capital's information and technology areas, including the strategic planning. Mr. Teal has more than 18 years of finance and accounting experience. Prior to joining Boston Capital in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science in Accountancy from Bentley College and received a Masters in Finance from Suffolk University.
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

As of December 31, 2009, 11,777,706 BACs had been issued. No person is known to own beneficially in excess of 5% of the outstanding BACs in any of the series.

	(b)	Security ownership of management.

100% owned by John P. Manning

	(c)	Changes in control.

None

The Assignor Limited Partner has no compensation plans under which interests are authorized for issuance.

Item 13.		Certain Relationships and Related Transactions, and Director Independence

	(a)	Transactions with management and others.

None

	(b)	Certain business relationships.

None

	(c)	Indebtedness of management.

None

	(d)	Transactions with promoters.
Not applicable.
The registrant has no independent directors
Item 14.		Principal Accountant Fees and Services

Fees paid to the registrant's independent auditors for Fiscal Year 2009 were comprised of the following:

Audit Fees $6,525

Audit-related Fees -

Tax Fees -

All Other Fees -

TOTAL $6,525

The registrant has no Audit Committee. All audit services and any permitted non-audit services performed by the registrant's independent auditors are pre-approved by John P. Manning.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1 & 2	Financial Statements and Financial Statement Schedules; Filed herein as Exhibits 13

BCTC V Assignor Corp.; filed herein as exhibit 13
Report of Independent Registered Public Accounting Firm

Balance Sheets, December 31, 2009 and 2008

Notes to Balance Sheets, December 31, 2009 and 2008

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

(b) 1	Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

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

BCTC V Assignor Corp.

Date: March 26, 2010	By:	/s/ John P. Manning John P. Manning President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

March 26, 2010	/s/ John P. Manning	Director, President (Principal Executive Officer), BCTC V Assignor Corp.
John P. Manning

DATE:	SIGNATURE:	TITLE:

March 26, 2010	/s/ Marc N. Teal	(Principal Financial Officer), BCTC V Assignor Corp.
Marc N. Teal