Form 10-K
period 2010-12-31
BCTC V ASSIGNOR CORP
filed 2011-03-04
CIK 1267426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010 or

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

BCTC V ASSIGNOR CORP.

Form 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2010

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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004 an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series became effective. As of December 31, 2010, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

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

As of December 31, 2010, the Fund had invested in 15 Operating Partnerships on behalf of Series 47, 11 Operating Partnerships on behalf of Series 48, and 24 Operating Partnerships on behalf of Series 49.

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
As of December 31, 2010, the Fund has 5,156 BAC holders for an aggregate of 11,777,706 BACs.

The BACs were issued in series. Series 47 consists of 1,553
investors holding 3,478,334 BACs, Series 48 consists of 1,034 investors holding 2,299,372 BACs, and Series 49 consists of 2,569 investors holding 6,000,000 BACs at December 31, 2010.

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

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Assignor Limited Partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the Assignor Limited Partner's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Assignor Limited Partner's Principal Executive Officer and Principal Financial Officer have concluded that as of and for the year ended December 31, 2010, the Assignor Limited Partner's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Assignor Limited Partner required to be included in the Assignor Limited Partner's periodic SEC filings.

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

There were no changes in the Corporation's internal control over financial reporting that occurred during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART III
Item 10.	Directors and Executive Officers of the Registrant

(a), (b), (c), (d) and (e)

The Assignor Limited Partner's sole shareholder and director, and its executive officers are:

John P. Manning, age 62, is co-founder, and since 1974 has been the President and Chief Executive Officer of Boston Capital Corporation, the general partner of Boston Capital Holdings Limited Partnership (Boston Capital) which owns 100% of our advisor and 66.66% of the dealer-manager. As founding CEO of Boston Capital, Mr. Manning's primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital, Mr. Manning is a proactive leader in the multi-family real estate industry. He served in 1989 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. From 1992-1993 he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1994, President Clinton appointed him to the President's Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President's Export Council, the premier committee comprised of major corporate CEOs that advise the President in matters of foreign trade and commerce. In 2003, Mr. Manning was appointed by Boston Mayor Tom Menino to the Mayor's Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston, where he serves as Chairman of the Distinguished Visitors Program. He also serves on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Marc N. Teal, age 47, has been Senior Vice President and Chief Financial Officer of Boston Capital since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. In his current role as Chief Financial Officer, he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital, its affiliated entities and all Boston Capital sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital and treasury management of all working capital reserves. He also oversees Boston Capital's information and technology areas, including the strategic planning. Mr. Teal has more than 18 years of finance and accounting experience. Prior to joining Boston Capital in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science in Accountancy from Bentley College and received a Masters in Finance from Suffolk University.
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

As of December 31, 2010, 11,777,706 BACs had been issued. The following Series are known to have one investor, Everest Housing 199 South Los Robles Ave. Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

	Series 47	5.17%
	Series 48	5.67%

	(b)	Security ownership of management.
100% owned by John P. Manning

	(c)	Changes in control.

None

The Assignor Limited Partner has no compensation plans under which interests are authorized for issuance.

Item 13.		Certain Relationships and Related Transactions, and Director Independence

	(a)	Transactions with management and others.

None

	(b)	Certain business relationships.

None

	(c)	Indebtedness of management.

None

	(d)	Transactions with promoters.
Not applicable.
The registrant has no independent directors
Item 14.		Principal Accountant Fees and Services

Fees paid to the registrant's independent auditors for Fiscal Year 2010 were comprised of the following:

Audit Fees $6,645

Audit-related Fees -

Tax Fees -

All Other Fees -

TOTAL $6,645

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

Balance Sheets, December 31, 2010 and 2009

Notes to Balance Sheets, December 31, 2010 and 2009

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

BCTC V Assignor Corp.

Date: March 4, 2011	By:	/s/ John P. Manning John P. Manning President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

March 4, 2011	/s/ John P. Manning	Director, President (Principal Executive Officer), BCTC V Assignor Corp.
John P. Manning

DATE:	SIGNATURE:	TITLE:

March 4, 2011	/s/ Marc N. Teal	(Principal Financial Officer), BCTC V Assignor Corp.
Marc N. Teal