Form 10-K
period 2020-12-31
BCTC V ASSIGNOR CORP
filed 2021-03-25
CIK 1267426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020 or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number        333-117657-01

BCTC V ASSIGNOR CORP.
(Exact name of registrant as specified in its charter)

Delaware	14-1897562
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

101 Arch Street, 13th Floor Boston, Massachusetts 02110
(Address of principal executive offices)      (Zip Code)

Registrant’s telephone number, including area code (888) 773-1487

One Boston Place, Suite 2100, Boston, Massachusetts 02108

(Former name, former address and former fiscal year,

if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)

Beneficial Assignee Certificates

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

DOCUMENTS INCORPORATED BY REFERENCE

None

BCTC V ASSIGNOR CORP.

Form 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2020

PART I

Item 1.	Business

Organization

BCTC V Assignor Corp., a Delaware corporation, is the assignor limited partner (the “Assignor Limited Partner”) of BF Garden Tax Credit Fund V L.P. (formerly known as Boston Capital Tax Credit Fund V L.P.), a Delaware limited partnership (the "Fund") and does not engage in any other business. Units of beneficial interest in the limited partnership interest of the Assignor Limited Partner have been assigned by the Assignor Limited Partner by means of beneficial assignee certificates (“BACs”) to investors and investors are entitled to all the rights and economic benefits of a limited partner of the Fund, including rights to a percentage of the income, gains, losses, deductions, credits and distributions of the Fund.

Effective as of December 15, 2020, BF Garden Companion Limited Partnership, a Massachusetts limited partnership formerly known as Boston Capital Companion Limited Partnership (“Companion”) replaced John P. Manning as the sole owner of the Assignor Limited Partner. Also effective as of December 15, 2020, BFBC Holdings GP, LLC, a Delaware limited liability company and an affiliate of Boston Financial Investment Management, LP, a Delaware limited partnership (“BFIM”),replaced Boston Capital Partners II Corporation as the general partner of Companion, and BFIM replaced Boston Capital Companion Holdings Limited Partnership as the sole limited partner of Companion.

A Registration Statement on Form S-11 and the related prospectus, (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004 an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series became effective. As of December 31, 2020, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

Description of Business

The Assignor Limited Partner’s sole purpose is to act as a conduit through which all of the economic and tax benefits of an investment in the Fund are passed along to the investor BAC holders. The Assignor Limited Partner does not charge any fees for its services and has no income.

The Fund's principal business is to invest as a limited partner in other limited partnerships (the "Operating Partnerships") each of which will own or lease and will operate an apartment complex exclusively or partially for low- and moderate-income tenants. Each Operating Partnership in which the Fund will invest will own apartment complexes which are completed, newly-constructed, under construction or rehabilitation, or to-be constructed or rehabilitated, and which are expected to receive government assistance. Each apartment complex is expected to qualify for the low-income housing tax credit under Section 42 of the Code (the "Federal Housing Tax Credit"), providing tax benefits over a period of ten to twelve years in the form of tax credits which investors may use to offset income, subject to strict limitations, from other sources. Some apartment complexes may also qualify for the historic rehabilitation tax credit under Section 47 of the Code (the "Rehabilitation Tax Credit"). Section 236 (f) (ii) of the National Housing Act, as amended, and Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by The Department of Housing and Urban Development (“HUD”) of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as tax credits. The payments for each tenant, which are made directly to the owner of their property, generally are in such amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income. Some of the apartment complexes in which the Fund has invested are receiving rent supplements from HUD. HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the apartment complex, but directly to the individuals. At this time, the Fund is unable to predict whether Congress will continue rent supplement programs payable directly to owners of the apartment complex.

As of December 31, 2020, the Fund had invested in 5 Operating Partnerships on behalf of Series 47, 2 Operating Partnerships on behalf of Series 48, and 21 Operating Partnerships on behalf of Series 49.

The business objectives of the Fund are to:
(1)	provide current tax benefits to investors in the form of Federal Housing Tax Credits and in, limited instances, a small amount of Rehabilitation Tax Credits, which an investor may apply, subject to strict limitations, against the investor's federal income tax liability from active, portfolio and passive income;
(2)	preserve and protect the Fund's capital and provide capital appreciation and cash distributions through increases in value of the Fund's investments and, to the extent applicable, equity buildup through periodic payments on the mortgage indebtedness with respect to the apartment complexes;
(3)	provide tax benefits in the form of passive losses which an investor may apply to offset his passive income (if any); and
(4)	provide cash distributions (except with respect to the Fund's investment in various non-profit Operating Partnerships) from capital transaction proceeds. The Operating Partnerships intend to hold the apartment complexes for appreciation in value. The Operating Partnerships may sell the apartment complexes after a period of time if financial conditions in the future make such sales desirable and if such sales are permitted by government restrictions.

Employees

The Assignor Limited Partner does not have any employees and does not perform any services.

Item 2.	Properties

The Assignor Limited Partner has no properties.

Item 3.	Legal Proceedings

None

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.		Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

	(a)	Market Information
The Assignor Limited Partner is a corporation with 1,000 shares of common stock, all of which are owned by BF Garden Companion Limited Partnership, a Massachusetts limited partnership formerly known as Boston Capital Companion Limited Partnership. There will not be any established public trading market for the shares as they have not been registered under the Securities Act of 1933.

	(b)	Approximate number of security holders
As of December 31, 2020, the Fund has 5,189 BAC holders for an aggregate of 11,777,706 BACs.
The BACs were issued in series. Series 47 consists of 1,555
investors holding 3,478,334 BACs, Series 48 consists of 1,029 investors holding 2,299,372 BACs, and Series 49 consists of 2,605 investors holding 6,000,000 BACs at December 31, 2020.

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

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Assignor Limited Partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the Assignor Limited Partner's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15 and 15d-15. Based on that evaluation, the Assignor Limited Partner's Principal Executive Officer and Principal Financial Officer have concluded that as of and for the year ended December 31, 2020, the Assignor Limited Partner's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Assignor Limited Partner required to be included in the Assignor Limited Partner's periodic SEC filings.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an evaluation of the effectiveness of the Assignor Limited Partner’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded the Assignor Limited Partner’s internal control over financial reporting was effective as of December 31, 2020.

(c)	Changes in Internal Controls

There were no changes in the Corporation's internal control over financial reporting that occurred during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a), (b), (c), (d) and (e)

The Assignor Limited Partner’s sole shareholder and director, and its executive officers are:

Gregory Voyentzie, age 51, has served as Chief Executive Officer of BFIM since June 2018. Mr. Voyentzie joined BFIM in 1999 and has over 26 years of experience in the affordable housing industry. Prior to his current position, Mr. Voyentzie was an Executive Vice President of BFIM and co-lead of the Production group, where he maintained joint responsibility for establishing the strategic direction of the syndication platform, identifying and marketing new capital sources and selecting property-level investments. Mr. Voyentzie has held several other senior positions within BFIM and has been a member of the firm's Investment Committee since 2005.

Marie Reynolds, age 54, is the Chief Financial Officer (CFO) and Chief Operating Officer (COO) of BFIM. Ms. Reynolds joined BFIM in 1995 and has 25 years of financial analysis and reporting experience within the affordable housing industry. In her role as CFO and COO of BFIM, Ms. Reynolds sets financial policy for BFIM and works with senior executives to set strategic direction and develop policies that have organization-wide impact. Ms. Reynolds was named BFIM’s CFO in 2014 and COO in 2020.

(f)	Involvement in certain legal proceedings.

None

(g)	Promoters and control persons.

None

(h) and (i)	BF Garden Companion Limited Partnership, a Delaware limited partnership formerly known as Boston Capital Companion Limited Partnership, is the registrant’s sole shareholder. Gregory Voyentzie is the registrant’s principal executive officer and sole director and accordingly the registrant has no audit committee or audit committee financial committee expert and has not adopted a code of ethics. The code of ethics of Boston Financial Investment Management, LP applies to the principal executive officer and director of the registrant and will be provided without charge to any person who requests it. Such request should be directed to the registrant at c/o Boston Financial Investment Management, LP, Attention: Investor Services Group, 101 Arch Street, 13th Floor, Boston, Massachusetts 02110 The registrant is not a listed issuer as defined in Regulation 10A-3 promulgated under the Securities Exchange Act of 1934.

Item 11.	Executive Compensation
(a), (b), (c), (d) and (e) None

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security ownership of certain beneficial owners.

As of December 31, 2020, 11,777,706 BACs had been issued. The following Series are known to have one investor, Everest Housing 199 South Los Robles Ave. Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

	Series 47	6.17%
	Series 48	6.94%
	Series 49	5.65%

(b)	Security ownership of management.

	100% owned by BF Garden Companion Limited Partnership (formerly known as Boston Capital Companion Limited Partnership)

(c)	Changes in control.

	None

The Assignor Limited Partner has no compensation plans under which interests are authorized for issuance.

Item 13.		Certain Relationships and Related Transactions, and Director Independence

	(a)	Transactions with management and others.

None

	(b)	Certain business relationships.
None

	(c)	Indebtedness of management.

None

	(d)	Transactions with promoters.
Not applicable.
The registrant has no independent directors

Item 14.	Principal Accountant Fees and Services

Fees paid to the registrant’s independent auditors for Fiscal Year 2020 were comprised of the following:

Audit Fees	$9,050
Audit-related Fees	-
Tax Fees	-
All Other Fees	-
TOTAL	$9,050

The registrant has no Audit Committee. All audit services and any permitted non-audit services performed by the registrant’s independent auditors are pre-approved by the registrant’s principal executive officer or principal financial officer.

Fees paid to the registrant’s independent auditors for Fiscal Year 2019 were comprised of the following:

Audit Fees	$8,800
Audit-related Fees	-
Tax Fees	-
All Other Fees	-
TOTAL	$8,800

The registrant has no Audit Committee. All audit services and any permitted non-audit services performed by the registrant’s independent auditors are pre-approved by the registrant’s principal executive officer or principal financial officer.

PART IV

Item 15.	Exhibit and Financial Statement Schedules

(a) 1 & 2	Financial Statements and Financial Statement Schedules; Filed herein as Exhibits 13

BCTC V Assignor Corp.; filed herein as exhibit 13
Report of Independent Registered Public Accounting Firm

Balance Sheets, December 31, 2020 and 2019

Notes to Balance Sheets, December 31, 2020 and 2019

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

a. Description of Securities, filed herein.

Exhibit No. 10 - Material contracts.

a.	Beneficial Assignee Certificate. (Incorporated by reference from Exhibit 10A to the Fund's Registration Statement No. 333-109898 on Form S-11 as filed with the Securities and Exchange Commission on October 22, 2003.)

Exhibit No. 13 - Financial Statements.

a.	Audited Financial Statement of BCTC V Assignor Corp., filed herein.

Exhibit No. 28 - Additional exhibits.

None

Exhibit No. 31 Certification 302
a.	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein
b.	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 32 Certification 906
	a.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein
	b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

101. The following materials from the BCTC V Assignor Corp. Annual Report on Form 10-K for the period ended December 31, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets and (ii) related notes, furnished herewith

Item 16.	Form 10-K Summary Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BCTC V Assignor Corp.

Date: March 25, 2021	By:	/s/ Gregory Voyentzie
Gregory Voyentzie
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

March 25, 2021	/s/ Gregory Voyentzie	Director, President (Principal Executive Officer), BCTC V Assignor Corp.
Gregory Voyentzie

DATE:	SIGNATURE:	TITLE:

March 25, 2021	/s/ Marie Reynolds	Treasurer (Principal Accounting and Financial Officer), BCTC V Assignor Corp.
Marie Reynolds