Form 10-Q
period 2021-03-31
BCTC V ASSIGNOR CORP
filed 2021-05-13
CIK 1267426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021 or

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

BCTC V ASSIGNOR CORP.

Form 10-Q QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2021

PART I

BCTC V Assignor Corp.

Condensed Balance Sheets

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS

INVESTMENT IN OPERATING PARTNERSHIP (Note B)	$100	$100

	$100	$100

LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES

Subscription payable	$100	$100

	100	100

Stockholder's equity
Common stock - 1,000 shares authorized, issued and outstanding, $1 par value per share (Note A)	1,000	1,000

Less: subscription receivable	(1,000)	(1,000)
	-	-

	$100	$100

The accompanying notes are an integral part of this condensed statement.

NOTE A - ORGANIZATION

BCTC V Assignor Corp., a Delaware corporation (the “Corporation”), was organized on October 15, 2003 to act as the assignor limited partner of BF Garden Tax Credit Fund V L.P. (formerly known as Boston Capital Tax Credit Fund V L.P.), a Delaware limited partnership (the "Limited Partnership"), and does not engage in any other business. Units of beneficial interest in the limited partnership interest of the Corporation in the Limited Partnership have been assigned by the Corporation by means of beneficial assignee certificates (“BACs”) to investors and investors are entitled to all the rights and economic benefits of a limited partner of the Limited Partnership, including rights to a percentage of the income, gains, losses, deductions, credits and distributions of the Limited Partnership.

Effective as of December 15, 2020, BF Garden Companion Limited Partnership, a Massachusetts limited partnership formerly known as Boston Capital Companion Limited Partnership (“Companion”) replaced John P. Manning as the sole owner of the Corporation. Also effective as of December 15, 2020, BFBC Holdings GP, LLC, a Delaware limited liability company and an affiliate of Boston Financial Investment Management, LP, a Delaware limited partnership (“BFIM”), replaced Boston Capital Partners II Corporation as the general partner of Companion, and BFIM replaced Boston Capital Companion Holdings Limited Partnership as the sole limited partner of Companion.

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

Business

The Corporation was formed for the sole purpose of serving as an assignor for the Limited Partnership and will not engage in any other business. Units of beneficial interest in the Limited Partnership interest of the Corporation were assigned by the Corporation by means of BACs to investors and investors will be entitled to all the rights and economic benefits of a limited partner of the Limited Partnership, including rights to a percentage of the income, gains, losses, deductions, credits and distributions of the Limited Partnership. The Corporation does not charge any fees for its services and has no income. The Corporation is wholly-owned by BF Garden Companion Limited Partnership, a Massachusetts limited partnership formerly known as Boston Capital Companion Limited Partnership.

On September 11, 2020, Boston Capital Corporation (“BCC”), Boston Capital Companion Limited Partnership (“Companion”), an affiliate of BCC, and certain other affiliates of BCC entered into a definitive agreement with Boston Financial Investment Management, LP (“BFIM”) and BFBC Holdings GP, LLC, an affiliate of BFIM (together with BFIM, the “BFIM Parties”) pursuant to which the BFIM Parties agreed to acquire 100% of the partnership interests in Companion. Effective as of December 15, 2020, the BFIM Parties, through the acquisition of Companion, acquired, among other things, 100% of the issued and outstanding common stock of the Corporation, and 100% of the partnership interests in BF Garden Associates V Limited Partnership (formerly known as Boston Capital Associates V Limited Partnership), the general partner of the Limited Partnership.

Effective as of December 15, 2020, BF Garden Companion Limited Partnership, a Massachusetts limited partnership formerly known as Boston Capital Companion Limited Partnership (“Companion”) replaced John P. Manning as the sole owner of the Assignor Limited Partner. Also effective as of December 15, 2020, BFBC Holdings GP, LLC, a Delaware limited liability company and an affiliate of Boston Financial Investment Management, LP, a Delaware limited partnership (“BFIM”), replaced Boston Capital Partners II Corporation as the general partner of Companion, and BFIM replaced Boston Capital Companion Holdings Limited Partnership as the sole limited partner of Companion.

A Registration Statement on Form S-11 and the related prospectus, were filed with the Securities and Exchange Commission and became effective January 2, 2004, in connection with a public offering in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of March 31, 2021, subscriptions had been received and accepted by the general partner of the Limited Partnership for 11,777,706 BACs representing capital contributions of $117,777,060.

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

As of March 31, 2021, the Limited Partnership had invested in 4 Operating Partnerships on behalf of Series 47, 2 Operating Partnerships on behalf of Series 48, and 17 Operating Partnerships on behalf of Series 49.

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

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Corporation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Corporation, carried out an evaluation of the effectiveness of the Corporation’s “disclosure controls and procedures” as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Corporation’s Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Corporation's management, including the Corporation's Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herein

101. The following materials from the BCTC V Assignor Corp. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets and (ii) related notes, filed herein

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BCTC V Assignor Corp.

Date: May 13, 2021	By:	/s/ Gregory Voyentzie
Gregory Voyentzie President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

May 13, 2021	/s/ Gregory Voyentzie	Director, President (Principal Executive Officer), BCTC V Assignor Corp.
Gregory Voyentzie

DATE:	SIGNATURE:	TITLE:

May 13, 2021	/s/ Marie Reynolds	Treasurer (Principal Accounting and Financial Officer), BCTC V Assignor Corp.