Form 10-Q
period 2021-06-30
BCTC V ASSIGNOR CORP
filed 2021-08-12
CIK 1267426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021 or

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

BCTC V ASSIGNOR CORP.

Form 10-Q QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2021

PART I

BCTC V Assignor Corp.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2021	2020

ASSETS

INVESTMENT IN OPERATING PARTNERSHIP (Note B)	$100	$100
	$100	$100

LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES

Subscription payable	$100	$100
	100	100

Stockholder's equity
Common stock - 1,000 shares authorized, issued and outstanding, $1 par value per share (Note A)	1,000	1,000

Less: subscription receivable	(1,000)	(1,000)
	—	—
	$100	$100

The accompanying notes are an integral part of this condensed statement.

NOTE A – ORGANIZATION

BCTC V Assignor Corp., a Delaware corporation (the “Corporation”), was organized on October 15, 2003 to act as the assignor limited partner of BF Garden Tax Credit Fund V L.P. (formerly known as Boston Capital Tax Credit Fund V L.P.), a Delaware limited partnership (the “Limited Partnership”), and does not engage in any other business. Units of beneficial interest in the limited partnership interest of the Corporation in the Limited Partnership have been assigned by the Corporation by means of beneficial assignee certificates (“BACs”) to investors and investors are entitled to all the rights and economic benefits of a limited partner of the Limited Partnership, including rights to a percentage of the income, gains, losses, deductions, credits and distributions of the Limited Partnership.

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

On September 11, 2020, Boston Capital Corporation (“BCC”), Boston Capital Companion Limited Partnership (“Companion”), an affiliate of BCC, and certain other affiliates of BCC entered into a definitive agreement with Boston Financial Investment Management, LP (“BFIM”) and BFBC Holdings GP, LLC, a Delaware limited liability company and an affiliate of BFIM (together with BFIM, the “BFIM Parties”) pursuant to which the BFIM Parties agreed to acquire 100% of the partnership interests in Companion. Effective as of December 15, 2020, the BFIM Parties, through the acquisition of Companion, acquired, among other things, 100% of the issued and outstanding common stock of the Corporation, and 100% of the partnership interests in BF Garden Associates V Limited Partnership (formerly known as Boston Capital Associates V Limited Partnership), the general partner of the Limited Partnership. In connection with these transactions, the name of Companion was changed to BF Garden Companion Limited Partnership.

Effective as of December 15, 2020, Companion replaced John P. Manning as the sole owner of the Assignor Limited Partner. Also effective as of December 15, 2020, BFBC Holdings GP, LLC BFIM, replaced Boston Capital Partners II Corporation as the general partner of Companion, and BFIM replaced Boston Capital Companion Holdings Limited Partnership as the sole limited partner of Companion.

A Registration Statement on Form S-11 and the related prospectus, were filed with the Securities and Exchange Commission and became effective January 2, 2004, in connection with a public offering in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of June 30, 2021, subscriptions had been received and accepted by the general partner of the Limited Partnership for 11,777,706 BACs representing capital contributions of $117,777,060.

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

As of June 30, 2021, the Limited Partnership had invested in 3 Operating Partnerships on behalf of Series 47, 2 Operating Partnerships on behalf of Series 48, and 15 Operating Partnerships on behalf of Series 49.

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

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 5.              Other Information

None

Item 6.              Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herein

101. The following materials from the BCTC V Assignor Corp. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets and (ii) related notes, filed herein

104. Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BCTC V Assignor Corp.

Date: August 12, 2021	By:	/s/ Gregory Voyentzie
Gregory Voyentzie President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

August 12, 2021	/s/ Gregory Voyentzie	Director, President (Principal Executive Officer), BCTC V Assignor Corp.
Gregory Voyentzie

DATE:	SIGNATURE:	TITLE:

August 12, 2021	/s/ Marie Reynolds	Treasurer (Principal Accounting and Financial Officer), BCTC V Assignor Corp.