Form 10-Q
period 2021-09-30
BCTC V ASSIGNOR CORP
filed 2021-11-10
CIK 1267426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021 or

(  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

BCTC V ASSIGNOR CORP.

Form 10-Q QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2021

PART I

BCTC V Assignor Corp.

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2021	2020

ASSETS

INVESTMENT IN OPERATING PARTNERSHIP (Note B)	$100	$100
	$100	$100

LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES

Subscription payable	$100	$100
	100	100

Stockholder's equity
Common stock - 1,000 shares authorized, issued and outstanding, $1 par value per share (Note A)	1,000	1,000

Less: subscription receivable	(1,000)	(1,000)
	—	—
	$100	$100

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

Business

BCTC V Assignor Corp., a Delaware corporation (the “Corporation”), was formed for the sole purpose of serving as an assignor for BF Garden Tax Credit Fund V L.P. (formerly known as Boston Capital Tax Credit Fund V L.P.), a Delaware limited partnership (the "Limited Partnership"), and will not engage in any other business. Units of beneficial interest in the Limited Partnership interest of the Corporation were assigned by the Corporation by means of beneficial assignee certificates (“BACs”) to investors and investors will be entitled to all the rights and economic benefits of a limited partner of the Limited Partnership, including rights to a percentage of the income, gains, losses, deductions, credits and distributions of the Limited Partnership. The Corporation does not charge any fees for its services and has no income. The Corporation is wholly-owned by BF Garden Companion Limited Partnership, a Massachusetts limited partnership formerly known as Boston Capital Companion Limited Partnership.

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

Effective as of December 15, 2020, Companion replaced John P. Manning as the sole owner of the assignor limited partner. Also effective as of December 15, 2020, BFBC Holdings GP, LLC replaced Boston Capital Partners II Corporation as the general partner of Companion, and BFIM replaced Boston Capital Companion Holdings Limited Partnership as the sole limited partner of Companion.

A Registration Statement on Form S-11 and the related prospectus, were filed with the Securities and Exchange Commission and became effective January 2, 2004, in connection with a public offering in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of September 30, 2021, subscriptions had been received and accepted by the general partner of the Limited Partnership for 11,777,706 BACs representing capital contributions of $117,777,060.

The Limited Partnership's principal business is to invest as a limited partner in other limited partnerships (the "Operating Partnerships"), each of which will own or lease and will operate an apartment complex exclusively or partially for low- and moderate-income tenants. Each Operating Partnership in which the Limited Partnership invests will own apartment complexes which are completed, newly-constructed, under construction or rehabilitation, or to-be constructed or rehabilitated, and which are expected to receive government assistance. Each apartment complex is expected to qualify for the low-income housing tax credit under Section 42 of the Internal Revenue Code of 1986, as amended (the "Code")(the "Federal Housing Tax Credit"), and provide tax benefits over a period of ten to twelve years in the form of tax credits which investors may use to offset income, subject to strict limitations, from other sources. Some apartment complexes may also qualify for the historic rehabilitation tax credit under Section 47 of the Code (the "Rehabilitation Tax Credit"). Section 236 (f) (ii) of the National Housing Act, as amended, and Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by the United States Department of Housing and Urban Development (“HUD”) of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as Tax Credits. The payments for each tenant, which are made directly to the owner of their property, generally are in amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income. Some of the apartment complexes in which the Limited Partnership has invested are receiving rent supplements from HUD.

As of September 30, 2021, the Limited Partnership had invested in 3 Operating Partnerships on behalf of Series 47, 2 Operating Partnerships on behalf of Series 48, and 15 Operating Partnerships on behalf of Series 49.

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

Item 4.Controls and Procedures

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

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

None

Item 1A.Risk Factors

Not Applicable

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

None

Item 6.Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herein

101. The following materials from the BCTC V Assignor Corp. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets and (ii) related notes, filed herein

104. Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BCTC V Assignor Corp.

Date: November 10, 2021	By:	/s/ Gregory Voyentzie
Gregory Voyentzie President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

November 10, 2021	/s/ Gregory Voyentzie	Director, President (Principal Executive Officer), BCTC V Assignor Corp.
Gregory Voyentzie

DATE:	SIGNATURE:	TITLE:

November 10, 2021	/s/ Marie Reynolds	Treasurer (Principal Accounting and Financial Officer), BCTC V Assignor Corp.