Form 10-K
period 2021-12-31
BCTC V ASSIGNOR CORP
filed 2022-03-24
CIK 1267426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021 or

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number        333-117657-01

BCTC V ASSIGNOR CORP.

(Exact name of registrant as specified in its charter)

Delaware	14-1897562
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

101 Arch Street, 13th Floor Boston, Massachusetts  02110

(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code (888)773-1487Compare

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)

Beneficial Assignee Certificates

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ⌧

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ⌧	No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ⌧	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ⌧	Smaller Reporting Company ⌧
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ⌧	No ☐

DOCUMENTS INCORPORATED BY REFERENCE

None

BCTC V ASSIGNOR CORP.

Form 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2021

PART I

Item 1.Business

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

A Registration Statement on Form S-11 and the related prospectus, (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004 an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series became effective. As of December 31, 2021, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

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

As of December 31, 2021, the Fund had invested in 2 Operating Partnerships on behalf of Series 47, 1 Operating Partnership on behalf of Series 48, and 13 Operating Partnerships on behalf of Series 49.

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

Item 2.Properties

The Assignor Limited Partner has no properties.

Item 3.Legal Proceedings

None

Item 4.Mine Safety Disclosures

Not Applicable

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)Market Information

The Assignor Limited Partner is a corporation with 1,000 shares of common stock, all of which are owned by BF Garden Companion Limited Partnership, a Massachusetts limited partnership formerly known as Boston Capital Companion Limited Partnership.  There will not be any established public trading market for the shares as they have not been registered under the Securities Act of 1933.

(b)Approximate number of security holders

As of December 31, 2021, the Fund has 5,190 BAC holders for an aggregate of 11,777,706 BACs.

The BACs were issued in series. Series 47 consists of 1,554
investors holding 3,478,334 BACs, Series 48 consists of 1,030 investors holding 2,299,372 BACs, and Series 49 consists of 2,606 investors holding 6,000,000 BACs at December 31, 2021.

(c)Dividend history and restriction

The Assignor Limited Partner has no revenues and there will be no distributions of dividends.

Item 6.[Reserved]

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

The Assignor Limited Partner has no operational history and capital needs.

Item 7A.Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

Item 8.Financial Statements and Supplementary Data

The information required by this item is contained in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Assignor Limited Partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the Assignor Limited Partner's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15 and 15d-15. Based on that evaluation, the Assignor Limited Partner's Principal Executive Officer and Principal Financial Officer have concluded that as of and for the year ended December 31, 2021, the Assignor Limited Partner's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Assignor Limited Partner required to be included in the Assignor Limited Partner's periodic SEC filings.

(b)Management's Annual Report on Internal Control over Financial Reporting

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an evaluation of the effectiveness of the Assignor Limited Partner’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded the Assignor Limited Partner’s internal control over financial reporting was effective as of December 31, 2021.

(c)Changes in Internal Controls

There were no changes in the Corporation's internal controls over financial reporting that occurred during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Item 9B.	Other Information

None

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not Applicable

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

(a), (b), (c), (d) and (e)

The Assignor Limited Partner’s sole shareholder and director, and its executive officers are:

Gregory Voyentzie, age 52, has served as Chief Executive Officer of BFIM since June 2018. Mr. Voyentzie joined BFIM in 1999 and has over 27 years of experience in the affordable housing industry. Prior to his current position, Mr. Voyentzie was an Executive Vice President of BFIM and co-lead of the Production group, where he maintained joint responsibility for establishing the strategic direction of the syndication platform, identifying and marketing new capital sources and selecting property-level investments. Mr. Voyentzie has held several other senior positions within BFIM and has been a member of the firm's Investment Committee since 2005.

Marie Reynolds, age 55, is the Chief Financial Officer (CFO) and Chief Operating Officer (COO) of BFIM. Ms. Reynolds joined BFIM in 1995 and has 26 years of financial analysis and reporting experience within the affordable housing industry. In her role as CFO and COO of BFIM, Ms. Reynolds sets financial policy for BFIM and works with senior executives to set strategic direction and develop policies that have organization-wide impact. Ms. Reynolds was named BFIM’s CFO in 2014 and COO in 2020.

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

As of December 31, 2021, 11,777,706 BACs had been issued. The following Series are known to have one investor, Everest Housing 199 South Los Robles Ave. Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

Series 47	6.17%
Series 48	6.94%
Series 49	5.65%

(b)	Security ownership of management.

100% owned by BF Garden Companion Limited Partnership (formerly known as Boston Capital Companion Limited Partnership)

(c)	Changes in control.

None

The Assignor Limited Partner has no compensation plans under which interests are authorized for issuance.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
(a)	Transactions with management and others.

None

(b)	Certain business relationships.

None

(c)	Indebtedness of management.

None

(d)	Transactions with promoters.

Not applicable.

The registrant has no independent directors

Item 14.	Principal Accountant Fees and Services

Fees paid to the registrant’s independent auditors for Fiscal Year 2021 were comprised of the following:

Audit Fees	$9,150
Audit-related Fees	—
Tax Fees	—
All Other Fees	—
TOTAL	$9,150

The registrant has no Audit Committee. All audit services and any permitted non-audit services performed by the registrant’s independent auditors are pre-approved by the registrant’s principal executive officer or principal financial officer.

Fees paid to the registrant’s independent auditors for Fiscal Year 2020 were comprised of the following:

Audit Fees	$9,050
Audit-related Fees	—
Tax Fees	—
All Other Fees	—
TOTAL	$9,050

The registrant has no Audit Committee. All audit services and any permitted non-audit services performed by the registrant's independent auditors are pre-approved by the registrant’s principal executive officer or principal financial officer.

PART IV

Item 15.	Exhibit and Financial Statement Schedules
(a) 1 & 2	Financial Statements and Financial Statement Schedules; Filed herein as Exhibits 13

BCTC V Assignor Corp.; filed herein as exhibit 13

Report of Independent Registered Public Accounting Firm

Balance Sheets, December 31, 2021 and 2020

Notes to Balance Sheets, December 31, 2021 and 2020

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

(b) 1Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit No. 3 - Organization Documents.

a.

Articles of Incorporation of BCTC V Assignor Corp. (Incorporated by reference from Exhibit 3 to the Fund's Registration Statement No. 333-109898 on Form S-11 as filed with the Securities and Exchange Commission on October 22, 2003.)

https://www.sec.gov/Archives/edgar/data/1267425/000104746903034022/a2120679zex-3.txt

Exhibit No. 4 - Instruments defining the rights of securities holders, including indentures.

a.	Description of Securities. (Incorporated by reference from Registrant's current report on Form 10-K as filed with the Securities and Exchange Commission on March 25, 2021).
https://www.sec.gov/Archives/edgar/data/1267426/000110465921041527/tm2038002d1_ex4-a.htm

Exhibit No. 10 - Material contracts.

a.

Beneficial Assignee Certificate. (Incorporated by reference from Exhibit 10A to the Fund's Registration Statement No. 333-109898 on Form S-11 as filed with the Securities and Exchange Commission on October 22, 2003.)

https://www.sec.gov/Archives/edgar/data/1267425/000104746903034022/a2120679zex-10_a.txt

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

b.	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 32 Certification 906

a.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

101. The following materials from the BCTC V Assignor Corp. Annual Report on Form 10-K for the period ended December 31, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets and (ii) related notes, furnished herewith

104. Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BCTC V Assignor Corp.

Date: March 24, 2022	By:	/s/ Gregory Voyentzie
Gregory Voyentzie
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934,

this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

March 24, 2022	/s/Gregory Voyentzie	Director, President (Principal Executive Officer), BCTC V Assignor Corp.
Gregory Voyentzie

DATE:	SIGNATURE:	TITLE:

March 24, 2022	/s/Marie Reynolds	Treasurer (Principal Accounting and Financial Officer), BCTC V Assignor Corp.
Marie Reynolds