Form 10-Q
period 2022-03-31
BCTC V ASSIGNOR CORP
filed 2022-05-11
CIK 1267426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022 or

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

BCTC V ASSIGNOR CORP.

Form 10-Q QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2022

PART I

BCTC V Assignor Corp.

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2022	2021

ASSETS

INVESTMENT IN OPERATING PARTNERSHIP (Note B)	$100	$100
	$100	$100

LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES

Subscription payable	$100	$100
	100	100

Stockholder's equity
Common stock - 1,000 shares authorized, issued and outstanding, $1 par value per share (Note A)	1,000	1,000

Less: subscription receivable	(1,000)	(1,000)
	—	—
	$100	$100

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

A Registration Statement on Form S-11 and the related prospectus, were filed with the Securities and Exchange Commission and became effective January 2, 2004, in connection with a public offering in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of March 31, 2022, subscriptions had been received and accepted by the general partner of the Limited Partnership for 11,777,706 BACs representing capital contributions of $117,777,060.

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

As of March 31, 2022, the Limited Partnership had invested in 0 Operating Partnerships on behalf of Series 47, 1 Operating Partnerships on behalf of Series 48, and 12 Operating Partnerships on behalf of Series 49.

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

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 5.Other Information

None

Item 6.Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herein

101. The following materials from the BCTC V Assignor Corp. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets and (ii) related notes, filed herein

104. Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BCTC V Assignor Corp.

Date: May 11, 2022	By:	/s/ Gregory Voyentzie
Gregory Voyentzie
President (Principal Executive
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

May 11, 2022	/s/ Gregory Voyentzie	Director, President
	Gregory Voyentzie	(Principal Executive
Officer), BCTC V
Assignor Corp.

DATE:	SIGNATURE:	TITLE:

May 11, 2022	/s/ Marie Reynolds	Treasurer (Principal
	Marie Reynolds	Accounting and
Financial Officer),
BCTC V Assignor Corp.