Form 10-Q
period 2022-06-30
BCTC V ASSIGNOR CORP
filed 2022-08-11
CIK 1267426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022 or

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

BCTC V ASSIGNOR CORP.

Form 10-Q QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2022

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business

BCTC V Assignor Corp., a Delaware corporation (the “Corporation”), was formed for the sole purpose of serving as an assignor for BF Garden Tax Credit Fund V L.P. (formerly known as Boston Capital Tax Credit Fund V L.P.), a Delaware limited partnership (the “Limited Partnership”), and will not engage in any other business. Units of beneficial interest in the Limited Partnership interest of the Corporation were assigned by the Corporation by means of beneficial assignee certificates (“BACs”) to investors and investors will be entitled to all the rights and economic benefits of a limited partner of the Limited Partnership, including rights to a percentage of the income, gains, losses, deductions, credits and distributions of the Limited Partnership. The Corporation does not charge any fees for its services and has no income. The Corporation is wholly-owned by BF Garden Companion Limited Partnership, a Massachusetts limited partnership formerly known as Boston Capital Companion Limited Partnership.

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

A Registration Statement on Form S-11 and the related prospectus, were filed with the Securities and Exchange Commission and became effective January 2, 2004, in connection with a public offering in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of June 30, 2022, subscriptions had been received and accepted by the general partner of the Limited Partnership for 11,777,706 BACs representing capital contributions of $117,777,060.

The Limited Partnership’s principal business is to invest as a limited partner in other limited partnerships (the “Operating Partnerships”), each of which will own or lease and will operate an apartment complex exclusively or partially for low- and moderate-income tenants. Each Operating Partnership in which the Limited Partnership invests will own apartment complexes which are completed, newly-constructed, under construction or rehabilitation, or to-be constructed or rehabilitated, and which are expected to receive government assistance. Each apartment complex is expected to qualify for the low-income housing tax credit under Section 42 of the Internal Revenue Code of 1986, as amended (the “Code”)(the “Federal Housing Tax Credit”), and provide tax benefits over a period of ten to twelve years in the form of tax credits which investors may use to offset income, subject to strict limitations, from other sources. Some apartment complexes may also qualify for the historic rehabilitation tax credit under Section 47 of the Code (the “Rehabilitation Tax Credit”). Section 236 (f) (ii) of the National Housing Act, as amended, and Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by the United States Department of Housing and Urban Development (“HUD”) of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as Tax Credits. The payments for each tenant, which are made directly to the owner of their property, generally are in amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income. Some of the apartment complexes in which the Limited Partnership has invested are receiving rent supplements from HUD.

As of June 30, 2022, the Limited Partnership had invested in 0 Operating Partnerships on behalf of Series 47, 1 Operating Partnerships on behalf of Series 48, and 10 Operating Partnerships on behalf of Series 49.

The primary business objectives of the Limited Partnership are to:

(1)

provide current tax benefits to investors in the form of Federal Housing Tax Credits and, in limited instances, a small amount of Rehabilitation Tax Credits, which an investor may apply, subject to strict limitations, against the investor’s federal income tax liability from active, portfolio and passive income;

(2)

preserve and protect the Limited Partnership’s capital and provide capital appreciation and cash distributions through increases in value of the Limited Partnership’s investments and, to the extent applicable, equity buildup through periodic payments on the mortgage indebtedness with respect to the apartment complexes;

(3)	provide tax benefits in the form of passive losses which an investor may apply to offset his passive income (if any); and
(4)

provide cash distributions (except with respect to the Limited Partnership’s investment in non-profit Operating Partnerships) from capital transaction proceeds. The Operating Partnerships intend to hold the apartment complexes for appreciation in value. The Operating Partnerships may sell the apartment complexes after a period of time if financial conditions in the future make sales desirable and if sales are permitted by government restrictions.

The Corporation has no operational history or capital needs.

Employees

The Corporation does not have any employees and does not perform any services.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

Item 4.Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Corporation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Corporation, carried out an evaluation of the effectiveness of the Corporation’s “disclosure controls and procedures” as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Corporation’s Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Corporation’s management, including the Corporation’s Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 5.Other Information

None

Item 6.Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herein

101. The following materials from the BCTC V Assignor Corp. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets and (ii) related notes, filed herein

104. Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BCTC V Assignor Corp.

Date: August 11, 2022	By:	/s/ Gregory Voyentzie
Gregory Voyentzie
President (Principal Executive
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

August 11, 2022	/s/ Gregory Voyentzie	Director, President
	Gregory Voyentzie	(Principal Executive
Officer), BCTC V
Assignor Corp.

DATE:	SIGNATURE:	TITLE:

August 11, 2022	/s/ Marie Reynolds	Treasurer (Principal
	Marie Reynolds	Accounting and
Financial Officer),
BCTC V Assignor Corp.