Form 10-K
period 2022-12-31
BCTC V ASSIGNOR CORP
filed 2023-03-22
CIK 1267426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022 or

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

Registrant's telephone number, including area code (888)773-1487

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

DOCUMENTS INCORPORATED BY REFERENCE

None

1

BCTC V ASSIGNOR CORP.

Form 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2022

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

A Registration Statement on Form S-11 and the related prospectus, (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004 an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series became effective. As of December 31, 2022, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

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

As of December 31, 2022, the Fund had invested in 0 Operating Partnerships on behalf of Series 47, 0 Operating Partnerships on behalf of Series 48, and 3 Operating Partnerships on behalf of Series 49.

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

As of December 31, 2022, the Fund has 5,199 BAC holders for an aggregate of 11,777,706 BACs.

The BACs were issued in series. Series 47 consists of 1,559
investors holding 3,478,334 BACs, Series 48 consists of 1,030 investors holding 2,299,372 BACs, and Series 49 consists of 2,610 investors holding 6,000,000 BACs at December 31, 2022.

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

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Assignor Limited Partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the Assignor Limited Partner's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15 and 15d-15. Based on that evaluation, the Assignor Limited Partner's Principal Executive Officer and Principal Financial Officer have concluded that as of and for the year ended December 31, 2022, the Assignor Limited Partner's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Assignor Limited Partner required to be included in the Assignor Limited Partner's periodic SEC filings.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an evaluation of the effectiveness of the Assignor Limited Partner’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded the Assignor Limited Partner’s internal control over financial reporting was effective as of December 31, 2022.

(c)	Changes in Internal Controls

There were no changes in the Corporation's internal controls over financial reporting that occurred during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Item 9B.	Other Information

None

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not Applicable

PART III

Item 10.Directors, Executive Officers and Corporate Governance

(a), (b), (c), (d) and (e)

The Assignor Limited Partner’s sole shareholder and director, and its executive officers are:

Gregory Voyentzie, age 53, has served as Chief Executive Officer of BFIM since June 2018. Mr. Voyentzie joined BFIM in 1999 and has over 28 years of experience in the affordable housing industry. Prior to his current position, Mr. Voyentzie was an Executive Vice President of BFIM and co-lead of the Production group, where he maintained joint responsibility for establishing the strategic direction of the syndication platform, identifying and marketing new capital sources and selecting property-level investments. Mr. Voyentzie has held several other senior positions within BFIM and has been a member of the firm's Investment Committee since 2005.

Marie Reynolds, age 56, is the Chief Financial Officer (CFO) and Chief Operating Officer (COO) of BFIM. Ms. Reynolds joined BFIM in 1995 and has 27 years of financial analysis and reporting experience within the affordable housing industry. In her role as CFO and COO of BFIM, Ms. Reynolds sets financial policy for BFIM and works with senior executives to set strategic direction and develop policies that have organization-wide impact. Ms. Reynolds was named BFIM’s CFO in 2014 and COO in 2020.

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

As of December 31, 2022, 11,777,706 BACs had been issued. The following Series are known to have one investor, Everest Housing 199 South Los Robles Ave. Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

Series 47	6.17%
Series 48	6.94%
Series 49	5.65%

(b)	Security ownership of management.

100% owned by BF Garden Companion Limited Partnership (formerly known as Boston Capital Companion Limited Partnership)

(c)	Changes in control.

None

The Assignor Limited Partner has no compensation plans under which interests are authorized for issuance.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
(a)	Transactions with management and others.

None

(b)	Certain business relationships.

None

(c)	Indebtedness of management.

None

(d)	Transactions with promoters.

Not applicable.

The registrant has no independent directors

Item 14.	Principal Accountant Fees and Services

Fees paid to the registrant’s independent auditors for Fiscal Year 2022 were comprised of the following:

Audit Fees	$9,300
Audit-related Fees	—
Tax Fees	—
All Other Fees	—
TOTAL	$9,300

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

Balance Sheets, December 31, 2022 and 2021

Notes to Balance Sheets, December 31, 2022 and 2021

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

Exhibit No. 10 - Material contracts.

a.

Beneficial Assignee Certificate. (Incorporated by reference from Exhibit 10A to the Fund's Registration Statement No. 333-10989 on Form S-11 as filed with the Securities and Exchange Commission on October 22, 2003.)

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

b.	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 32 Certification 906

a.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

101. The following materials from the BCTC V Assignor Corp. Annual Report on Form 10-K for the period ended December 31, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets and (ii) related notes, furnished herewith

104. Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BCTC V Assignor Corp.

Date: March 22, 2023	By:	/s/ Gregory Voyentzie
Gregory Voyentzie
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

March 22, 2023	/s/Gregory Voyentzie	Director, President (Principal Executive Officer), BCTC V Assignor Corp.
Gregory Voyentzie

DATE:	SIGNATURE:	TITLE:

March 22, 2023	/s/Marie Reynolds	Treasurer (Principal Accounting and Financial Officer), BCTC V Assignor Corp.
Marie Reynolds